Form 10-Q
period 2021-06-30
GX Acquisition Corp. II
filed 2021-08-16
CIK 1826669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 30,000,000 shares of Class A common stock, $0.0001 par value and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GX ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GX ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$968,194	$4,460
Prepaid expenses	784,885	—
Total Current Assets	1,753,079	4,460

Deferred offering costs	—	97,500
Marketable securities held in Trust Account	300,006,469	—
TOTAL ASSETS	$301,759,548	$101,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$134,299	$910
Accrued offering costs	—	37,500
Promissory note – related party	—	40,000
Total Current Liabilities	134,299	78,410

Warrant Liability	14,640,000	—
Deferred underwriting fee payable	10,500,000	—
Total Liabilities	25,274,299	78,410

Commitments

Class A common stock subject to possible redemption 27,148,524 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	271,485,244	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,851,476 and no shares issued and outstanding (excluding 27,148,524 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	285	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 and 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively(1)	750	863
Additional paid-in capital	320,567	24,137
Retained Earnings/(Accumulated deficit)	4,678,403	(1,450)
Total Stockholders’ Equity	5,000,005	23,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,759,548	$101,960

(1)	Included up to 1,125,000 shares subject to forfeiture at December 31, 2020 if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating costs	$300,557	$378,950
Loss from operations	(300,557)	(378,950)

Other income (expense):
Interest earned on marketable securities held in Trust Account	6,068	6,469
Gain on warrant liability	5,226,667	5,796,667
Warrant transaction costs	—	(744,333)
Other income, net	5,232,735	5,058,803

Income before income taxes	4,932,178	4,679,853
Provision for income taxes	—	—
Net income	$4,932,178	$4,679,853

Weighted average shares outstanding of redeemable common stock	26,655,271	26,650,831

Basic and diluted income per share, redeemable common stock	$0.00	$0.00

Weighted average shares outstanding	10,302,693	9,350,369

Basic and diluted net income per share per, non-redeemable common stock	$0.48	$0.50

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,450)	$23,550

Sale of 30,000,000 Units, net of underwriting discounts, offering expenses and warrant liability	30,000,000	3,000	—	—	270,815,513	—	270,818,513

Excess cash received over the fair value of the private warrants	—	—	—	—	963,333	—	963,333

Initial classification of common stock subject to redemption	(26,605,943)	(2,661)	—	—	(266,056,772)	—	(266,059,433)

Change in value of common stock subject to redemption	(49,328)	(5)	—	—	(493,629)	—	(493,634)

Net loss	—	—	—	—	—	(252,325)	(252,325)

Balance – March 31, 2021	3,344,729	$334	8,625,000	$863	$5,252,582	$(253,775)	$5,000,004

Forfeiture of Founder Shares	—	—	(1,125,000)	(113)	113	—	—
Change in value of common stock subject to redemption	(493,253)	(49)	—	—	(4,932,128)	—	(4,932,177)

Net income	—	—	—	—	—	4,932,178	4,932,178

Balance – June 30, 2021	2,851,476	$285	7,500,000	$750	$320,567	$4,678,403	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,679,853
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,469)
Gain on warrant liability	(5,796,667)
Warrant transaction costs	744,333
Changes in operating assets and liabilities:
Prepaid expenses	(784,885)
Accounts payable and accrued expenses	133,389
Net cash used in operating activities	(1,030,446)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	$294,000,000
Proceeds from sale of Private Placement Warrants	8,500,000
Proceeds from promissory note – related party	177,854
Repayment of promissory note – related party	(217,854)
Payment of offering costs	(465,820)
Net cash provided by financing activities	$301,994,180

Net Change in Cash and Cash Equivalents	963,734
Cash and Cash Equivalents – Beginning of period	4,460
Cash and Cash Equivalents – End of period	$968,194

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$266,059,433
Change in value of Class A common stock subject to possible redemption	$5,425,811
Deferred underwriting fee payable	$10,500,000
Forfeiture of founders shares	$(113)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period September 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, GX Sponsor II LLC (the “Sponsor”), generating gross proceeds of $8,500,000, which is described in Note 4.

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 18, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 22, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 15,666,667 shares of Class A common stock in the calculation of diluted income per share, share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive

The Company’s statements of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$6,068	$6,469
Less: interest available to be withdrawn for payment of taxes	(6,068)	(6,469)
Net income attributable	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,655,271	26,650,831
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net income	$4,932,178	$4,679,853
Net income allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net Income	$4,932,178	$4,679,853
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	10,302,693	9,350,369
Basic and diluted net income per share, Non-redeemable Common stock	$0.48	$0.50

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($8,500,000 in the aggregate). The fair value of the warrants as of the Initial Public Offering was $1.33, the excess cash received over the fair value of the private warrants was $963,333 and is reflected in additional paid-in capital on the condensed statements of changes in stockholders’ equity as of June 30, 2021. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 13, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 10,062,500 shares of Class B common stock (the “Founder Shares”). In February 2021, the Sponsor returned to the Company, at no cost, 1,437,500 Founder Shares, which were canceled, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). In May 2021, the underwriter’s over-allotment option expired, and as a result, 1,125,000 Founder Shares were forfeited.

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

Administrative Services Agreement

The Company agreed, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $80,000 in fees for these services, respectively.

Promissory Note — Related Party

On September 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. As of March 22, 2021, there was $217,854 outstanding under the Note, which was due on demand. The outstanding balance under the Note of $217,854 was subsequently repaid on March 23, 2021.

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 6. COMMITMENTS

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Consulting agreement

The Company has engaged BTIG, LLC (“BTIG”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with our press releases and public filings in connection with the Business Combination. The Company will pay BTIG a cash fee for such services upon the consummation of a Business Combination in an amount equal to $2,000,000. If a Business Combination is not consummated, BTIG will not be entitled to the fee.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 2,851,476 shares of Class A common stock issued and outstanding, excluding 27,148,524 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 7,500,000 and 8,625,000 shares of Class B common stock issued and outstanding, respectively. In May 2021, 1,125,000 shares were forfeited as a result of the expiration of the underwriter’s over-allotment option.

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 8. WARRANTS

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$300,006,469

Liabilities:
Warrant Liability – Public Warrants	1	9,200,000
Warrant Liability – Private Placement Warrants	3	5,440,000

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement, March 31, 2021, and June 30, 2021:

Input	March 22, 2021	March 31, 2021	June 30, 2021
Risk-free interest rate	1.04%	1.16%	1.00%
Trading days per year	250	250	250
Expected volatility	13.0%	11.0%	13.0%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.57	$9.51	$9.65

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of March 22, 2021	$7,536,667	$12,900,000	$20,436,667
Change in valuation inputs or other assumptions	(170,000)	(400,000)	(570,000)
Fair value as of March 31, 2021	7,366,667	12,500,000	19,866,667
Change in valuation inputs or other assumptions	(1,926,667)	(3,300,000)	(5,226,667)
Fair value as of June 30, 2021	$5,440,000	$9,200,000	$14,640,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $9,200,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of $4,932,178, which consists of formation and operational costs of $300,557, a gain on warrant liability of $5,226,667, and interest earned on marketable securities held in Trust Account of $6,068.

For the six months ended June 30, 2021, we had a net income of $4,679,853, which consists of formation and operational costs of $378,950, warrant transaction costs of $744,333, a gain on warrant liability of $5,796,667, and interest earned on marketable securities held in Trust Account of $6,469.

Liquidity and Capital Resources

On March 22, 2021, we consummated the Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8,500,000.

We incurred transaction costs of $17,025,820, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $525,820 of other offering costs.

For the six months ended June 30, 2021, cash used in operating activities was $1,030,446. Net income of $4,679,853 was affected by the change in fair value of warrant liabilities of $5,796,667, interest earned on marketable securities held in Trust Account of $6,469 offset by warrant transaction costs of $744,333. Changes in operating assets and liabilities used $651,496 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $300,006,469 (including approximately $6,469 of interest income) consisting of a money market fund invested in U.S. Treasury Bills. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $968,194. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. We began incurring these fees on March 17, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described in our Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on June 7, 2021.  In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Restatement as identified in our Form 10-Q for the quarterly period ended March 31, 2021 as filed with the SEC on June 7, 2021, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We paid a total of $16,500,000 in underwriting discounts and commissions and $525,820 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 17, 2021, by and among the Company and Cantor Fitzgerald & Co., as representatives of the several underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation.(1)
4.1	Warrant Agreement, dated March 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated March 17, 2021, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated March 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated March 17, 2021, by and among the Company and the Sponsor. (1)
10.4	Administrative Support Agreement, dated March 17, 2021, by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated March 17, 2021, by and between the Company and the Sponsor. (1)
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GX ACQUISITION CORP. II

Date: August 16, 2021	By:	/s/ Jay R. Bloom
	Name:	Jay R. Bloom
	Title:	Chief Executive Officer and Co-Chairman
(Co-Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Dean C. Kehler
	Name:	Dean C. Kehler
	Title:	Chief Executive Officer and Co-Chairman
(Co-Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Andrea J. Kellett
	Name:	Andrea J. Kellett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)