Form 10-Q
period 2021-09-30
GX Acquisition Corp. II
filed 2021-11-22
CIK 1826669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001- 40226

GX ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3189810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1325 Avenue of the Americas, 28th Floor

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

As of November 22, 2021, there were 30,000,000 shares of Class A common stock, $0.0001 par value and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GX ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from September 24, 2020 (Inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from September 24, 2020 (Inception) through September 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 24, 2020 (Inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GX ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$833,363	$4,460
Prepaid expenses	660,631	—
Total Current Assets	1,493,994	4,460

Deferred offering costs	—	97,500
Marketable securities held in Trust Account	300,010,329	—
TOTAL ASSETS	$301,504,323	$101,960

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$290,000	$910
Accrued offering costs	—	37,500
Promissory note – related party	—	40,000
Total Current Liabilities	290,000	78,410

Warrant liabilities	8,203,334	—
Deferred underwriting fee payable	10,500,000	—
Total Liabilities	18,993,334	78,410

Commitments

Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 30,000,000 and no shares subject to possible redemption at redemption value as of September 30, 2021 and December 31, 2020, respectively	300,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 and 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively(1)	750	863
Additional paid-in capital	—	24,137
Accumulated deficit	(17,489,761)	(1,450)
Total Stockholders’ (Deficit) Equity	(17,489,011)	23,550
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$301,504,323	$101,960

(1)	Included up to 1,125,000 shares subject to forfeiture at December 31, 2020 if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from September 24, 2020 (Inception) through September 30,
	2021	2021	2020

Operating costs	$414,786	$793,736	$—
Loss from operations	(414,786)	(793,736)	—

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,860	10,329	—
Gain on warrant liabilities	6,436,666	12,233,333	—
Warrant transaction costs	—	(744,333)	—
Total other income, net	6,440,526	11,499,329	—

Net income	$6,025,740	$10,705,593	$—

Weighted average shares outstanding, Class A common stock	30,000,000	21,098,901	—
Basic and diluted net income per share, Class A common stock	$0.16	$0.37	$0.00
Weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000
Basic and diluted net income per share per, Class B common stock	$0.16	$0.37	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,450)	$23,550

Accretion for Class A common stock to redemption value	—	—	—	—	(987,470)	(28,194,017)	(29,181,487)
						—	—
Excess cash received over the fair value of the private warrants	—	—	—	—	963,333	—	963,333

Net loss	—	—	—	—	—	(252,325)	(252,325)

Balance – March 31, 2021	—	—	8,625,000	863	—	(28,447,792)	(28,446,929)

Accretion for Class A common stock to redemption amount					(113)	113

Forfeiture of Founder Shares			(1,125,000)	(113)	113

Net income	—	—	—	—	—	4,932,178	4,932,178

Balance – June 30, 2021	—	—	7,500,000	750	—	(23,515,501)	(23,514,751)

Net income	—	—	—	—	—	6,025,740	6,025,740

Balance – September 30, 2021	—	$—	7,500,000	$750	$—	$(17,489,761)	$(17,489,011)

FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — September 24, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Common Stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Balance – September 30, 2020	—	$—	8,625,000	$863	$24,137	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from September 24, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income	$10,705,593	$—
Adjustments to reconcile net income to net cash used in operating activities:		—
Interest earned on marketable securities held in Trust Account	(10,329)	—
Gain on warrant liabilities	(12,233,333)	—
Warrant transaction costs	744,333	—
Changes in operating assets and liabilities:
Prepaid expenses	(660,631)	—
Accrued expenses	289,090	—
Net cash used in operating activities	(1,165,277)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000,000)	—
Net cash used in investing activities	(300,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000	—
Proceeds from sale of Private Placement Warrants	8,500,000	—
Proceeds from promissory note – related party	177,854
Repayment of promissory note – related party	(217,854)
Payment of offering costs	(465,820)	—
Net cash provided by financing activities	301,994,180	—

Net Change in Cash	828,903	—
Cash – Beginning	4,460	—
Cash – Ending	$833,363	$—

Non-cash investing and financing activities:
Deferred underwriting fee payable	$10,500,000	$—
Forfeiture of founders shares	$(113)	$—
Initial classification of Class A common stock subject to possible redemption	$300,000,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period September 24, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, GX Sponsor II LLC (the “Sponsor”), generating gross proceeds of $8,500,000, which is described in Note 5.

Following the closing of the Initial Public Offering on March 22, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

Transaction costs amounted to $17,025,820, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $525,820 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive their rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has recorded a reclassification adjustment related to temporary equity and permanent equity which resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its net loss per common share calculation to allocate net loss ratably to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s previously reported total assets, liabilities or operating results.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 22, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$266,059,433	$33,940,567	$300,000,000
Class A common stock	$339	$(339)	$—
Additional paid-in capital	$5,746,211	$(5,746,211)	$—
Accumulated deficit	$(747,406)	$(28,194,017)	$(28,941,423)
Total Stockholders’ (Deficit) Equity	$5,000,007	$(33,940,567)	$(28,940,960)

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$266,553,067	$33,446,933	$300,000,000
Class A common stock	$334	$(334)	$—
Additional paid-in capital	$5,252,582	$(5,252,695)	$(113)
Accumulated deficit	$(253,775)	$(28,193,904)	$(28,447,679)
Total Stockholders’ (Deficit) Equity	$5,000,004	$(33,446,933)	$(28,446,929)

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$271,485,244	$28,514,756	$300,000,000
Class A common stock	$285	$(285)	$—
Additional paid-in capital	$320,567	$(320,567)	$—
Retained earnings	$4,678,403	$(28,193,904)	$(23,515,501)
Total Stockholders’ (Deficit) Equity	$5,000,005	$(28,514,756)	$(23,514,751)

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,605,943	(23,605,943)	3,000,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.00)	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,834,473	(334,473)	$7,500,000
Basic and diluted net loss per share, non-redeemable Class B common stock	$(0.03)	$0.01	$(0.02)

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,655,271	3,344,729	30,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.13	$0.13
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	10,302,693	(2,802,693)	7,500,000
Basic and diluted net income per share, non-redeemable Class B common stock	$0.48	$(0.35)	$0.13

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,650,831	(10,076,245)	16,574,586
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.19	$0.19
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	9,350,369	(1,850,369)	7,500,000
Basic and diluted net income per share, non-redeemable Class B common stock	$0.50	$(0.31)	$0.19

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$266,059,433	$33,940,567	$300,000,000
Change in value of Class A common stock subject to possible redemption	$493,634	$(493,634)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$266,059,433	$33,940,567	$300,000,000
Change in value of Class A common stock subject to possible redemption	$5,425,811	$(5,425,811)	$—

Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended March 31, 2021
Sale of 30,000,000 Units (Public Shares), net of underwriting discounts and offering expenses	$270,818,513	$(270,818,513)	$—
Common stock subject to redemption	$(266,059,433)	$266,059,433	$—
Accretion for Class A common stock subject to redemption amount	$—	$(29,181,487)	$(29,181,487)
Change in value of common stock subject to redemption	$(493,634)	$493,634	$—
Total stockholders’ (deficit) equity	$5,000,004	$(33,446,933)	$(28,446,929)

Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended June 30, 2021
Change in value of common stock subject to redemption	$(4,932,177)	$4,932,177	$—
Total stockholders’ (deficit) equity	$5,000,005	$(28,514,756)	$(23,514,751)

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 18, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 22, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,900,000)
Class A common stock issuance costs	(16,281,487)
Plus:
Accretion of carrying value to redemption value	29,181,487
Class A common stock subject to possible redemption	$300,000,000

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. See Note 11 for valuation methodology of warrants.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 15,666,667 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from September 24, 2020 (Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$4,820,592	$1,205,148	$7,898,074	$2,807,519	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	21,098,901	7,500,000	—	7,500,000
Basic and diluted net income (loss) per common share	$0.16	$0.16	$0.37	$0.37	$—	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts reported in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 11.)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 10).

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($8,500,000 in the aggregate). The fair value of the warrants as of the Initial Public Offering was $1.33. The excess cash received over the fair value of the private warrants was $963,333 and is reflected in additional paid-in capital on the condensed statements of changes in stockholders’ equity as of September 30, 2021. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On October 13, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 10,062,500 shares of Class B common stock (the “Founder Shares”). In February 2021, the Sponsor returned to the Company, at no cost, 1,437,500 Founder Shares, which were canceled, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 1,125,000 shares that were subject to forfeiture by the Sponsor. In May 2021, the underwriter’s over-allotment option expired, and as a result, 1,125,000 Founder Shares were forfeited.

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

Administrative Services Agreement

The Company agreed, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $140,000 in fees for these services, respectively.

Promissory Note — Related Party

On September 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. As of March 22, 2021, there was $217,854 outstanding under the Note, which was due on demand. The outstanding balance under the Note of $217,854 was subsequently repaid on March 23, 2021. Borrowings under the Promissory Note are no longer available.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no outstanding Working Capital Loans.

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

Consulting Agreement

The Company has engaged BTIG, LLC (“BTIG”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay BTIG a cash fee for such services upon the consummation of a Business Combination in an amount equal to $2,000,000. If a Business Combination is not consummated, BTIG will not be entitled to the fee.

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. At September 30, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, $0.0001 par value. At September 30, 2021 and December 31, 2020, there were no preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. At September 30, 2021 and December 31, 2020, there were 7,500,000 and 8,625,000 shares of Class B common stock issued and outstanding, respectively. In May 2021, 1,125,000 shares were forfeited as a result of the expiration of the underwriter’s over-allotment option.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law. Holders of the Company’s common stock are entitled to one vote for each share.

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

NOTE 10. WARRANTS

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$300,010,329

Liabilities:
Warrant Liability – Public Warrants	1	5,200,000
Warrant Liability – Private Placement Warrants	3	3,003,334

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying September 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Public Warrants and Private Placement Warrants were initially valued using a Monte Carlo Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement at March 22, 2021, and for the Private Placement Warrants at September 30, 2021:

Input	March 22, 2021 (Initial Measurement)	September 30, 2021
Risk-free interest rate	1.04%	1.11%
Trading days per year	250	250
Expected volatility	13.0%	10.0%
Exercise price	$11.50	$11.50
Stock Price	$9.57	$9.72

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial fair value as of March 22, 2021	7,536,667	12,900,000	20,436,667
Change in valuation inputs or other assumptions	(4,533,333)	(3,700,000)	(8,233,333)
Transfer to Level 1	—	(9,200,000)	(9,200,000)
Fair value as of September 30, 2021	$3,003,334	$—	$3,003,334

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants that transferred from a Level 3 measurement to a Level 1 fair value measurement during the three month period ended June 30, 2021 was $9,200,000. There were no other transfers to/from Levels 1, 2, and 3 during the three month period ended September 30, 2021.

NOTE 12. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with our search for targets for our initial Business Combination.

For the three months ended September 30, 2021, we had net income of $6,025,740, which consists of a gain on the change in fair value of warrant liabilities of $6,436,666, and interest earned on marketable securities held in Trust Account of $3,860, offset by operational costs of $414,786.

For the nine months ended September 30, 2021, we had net income of $10,705,593, which consists of a gain on the change in fair value of warrant liabilities of $12,233,333, warrant transaction costs of $744,333, and interest earned on marketable securities held in Trust Account of $10,329, offset by operational costs of $793,736.

For the period from September 24, 2020 (inception) through September 30, 2020, we had no net income nor loss.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,165,277. Net income of $10,705,593 was affected by the change in fair value of warrant liabilities of $12,233,333, interest earned on marketable securities held in Trust Account of $10,329, and warrant transaction costs of $744,333. Changes in operating assets and liabilities used $371,541 of cash for operating activities.

For the period from September 24, 2020 (inception) through September 30, 2020, cash used in operating activities was $0.

As of September 30, 2021, we had marketable securities held in the Trust Account of $300,010,329 (including approximately $10,329 of interest income) consisting of a money market fund invested in U.S. Treasury Bills. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $833,363. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have entered into an advisory agreement with BTIG, LLC (“BTIG”), pursuant to which we will pay BTIG a total of $2,000,000 for advisory services relating to our search for and consummation of an initial business combination. Such payment shall be paid immediately upon the consummation by the Company of an initial business combination. If an initial business combination is not consummated, BTIG will not be entitled to the fee.

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

Warrant Liabilities

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 15,666,667 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.  In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of previously issued financial statements as identified in our Form 10-Q for the quarterly period ended March 31, 2021 as filed with the SEC on June 7, 2021, we have implemented plans to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we re-evaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815-40, determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to revise our previously issued audited balance sheet as of March 22, 2021. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal control over financial reporting.

Additionally, in light of recent comments of the SEC related to redeemable equity securities, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued as of March 22, 202, as revised in our Quarterly Report for the quarterly period ended March 31, 2021 and unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 24, 2021 and August 13, 2021, respectively. As part of such process, we identified an additional material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As part of the revisions and restatements of our previously issued financial statements, we identified material weaknesses in our internal control over financial reporting. As a result of such material weaknesses, the revisions and restatements, the changes in accounting for our warrants and our public shares and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the revisions , the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarter Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GX ACQUISITION CORP. II

Date: November 22, 2021	By:	/s/ Jay R. Bloom
	Name:	Jay R. Bloom
	Title:	Chief Executive Officer and Co-Chairman
(Co-Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Dean C. Kehler
	Name:	Dean C. Kehler
	Title:	Chief Executive Officer and Co-Chairman
(Co-Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Andrea J. Kellett
	Name:	Andrea J. Kellett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)