Form 10-Q
period 2022-09-30
GX Acquisition Corp. II
filed 2022-11-09
CIK 1826669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 8, 2022, there were 30,000,000 shares of Class A common stock, $0.0001 par value and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GX ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GX ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$13,256	$725,875
Prepaid expenses	235,343	525,369
Prepaid income taxes	229,403	—
Total Current Assets	478,002	1,251,244

Marketable securities held in Trust Account	300,912,070	300,016,667
TOTAL ASSETS	$301,390,072	$301,267,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,554,655	$644,836
Total Current Liabilities	4,554,655	644,836

Warrant liabilities	1,566,667	8,360,000
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	16,621,322	19,504,836

Commitments and Contingencies

Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 30,000,000 shares subject to possible redemption at redemption value as of September 30, 2022 and December 31, 2021	300,882,070	300,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(16,114,070)	(18,237,675)
Total Stockholders’ Deficit	(16,113,320)	(18,236,925)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$301,390,072	$301,267,911

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating costs	$4,037,396	$414,786	$5,233,040	$793,736
Loss from operations	(4,037,396)	(414,786)	(5,233,040)	(793,736)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,388,045	3,860	1,740,979	10,329
Unrealized loss on marketable securities held in Trust Account	(1,741)	—	—	—
Change in fair value of warrant liabilities	626,666	6,436,666	6,793,333	12,233,333
Warrant transaction costs	—	—	—	(744,333)
Total other income, net	2,012,970	6,440,526	8,534,312	11,499,329

(Loss) Income before provision for income taxes	(2,024,426)	6,025,740	3,301,272	10,705,593
Provision for income taxes	(291,106)	—	(295,597)	—
Net (loss) income	$(2,315,532)	$6,025,740	$3,005,675	$10,705,593

Weighted average shares outstanding, Class A common stock	30,000,000	30,000,000	30,000,000	21,098,901
Basic and diluted net (loss) income per share, Class A common stock	$(0.06)	$0.16	$0.08	$0.37
Weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.06)	$0.16	$0.08	$0.37

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,500,000	$750	$—	$(18,237,675)	$(18,236,925)

Net income	—	—	—	—	—	3,526,535	3,526,535

Balance – March 31, 2022	—	—	7,500,000	750	—	(14,711,140)	(14,710,390)

Remeasurement for Class A common stock subject to possible redemption value	—	—	—	—	—	(70,766)	(70,766)

Net income	—	—	—	—	—	1,794,672	1,794,672

Balance – June 30, 2022	—	—	7,500,000	750	—	(12,987,234)	(12,986,484)

Remeasurement for Class A common stock subject to possible redemption value	—	—	—	—	—	(811,304)	(811,304)

Net loss	—	—	—	—	—	(2,315,532)	(2,315,532)

Balance – September 30, 2022	—	$—	7,500,000	$750	$—	$(16,114,070)	$(16,113,320)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,450)	$23,550

Remeasurement for Class A common stock subject to possible redemption value	—	—	—	—	(987,470)	(28,194,017)	(29,181,487)

Excess cash received over the fair value of the private warrants	—	—	—	—	963,333	—	963,333

Net loss	—	—	—	—	—	(252,325)	(252,325)

Balance – March 31, 2021	—	—	8,625,000	863	—	(28,447,792)	(28,446,929)

Forfeiture of Founder Shares	—	—	(1,125,000)	(113)	113	—	—

Remeasurement for Class A common stock subject to possible redemption value	—	—	—	—	(113)	113	—

Net income	—	—	—	—	—	4,932,178	4,932,178

Balance – June 30, 2021	—	—	7,500,000	750	—	(23,515,501)	(23,514,751)

Net income	—	—	—	—	—	6,025,740	6,025,740

Balance – September 30, 2021	—	$—	7,500,000	$750	$—	$(17,489,761)	$(17,489,011)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$3,005,675	$10,705,593
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,740,979)	(10,329)
Change in fair value of warrant liabilities	(6,793,333)	(12,233,333)
Warrant transaction costs	—	744,333
Changes in operating assets and liabilities:
Prepaid expenses	290,026	(660,631)
Prepaid income taxes	(229,403)	—
Accounts payable and accrued expenses	3,909,819	289,090
Net cash used in operating activities	(1,558,195)	(1,165,277)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(300,000,000)
Cash withdrawn from Trust Account to pay franchise taxes and income taxes	845,576	—
Net cash provided by (used in) investing activities	845,576	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	294,000,000
Proceeds from sale of Private Placement Warrants	—	8,500,000
Proceeds from promissory note – related party	—	177,854
Repayment of promissory note – related party	—	(217,854)
Payment of offering costs	—	(465,820)
Net cash provided by financing activities	—	301,994,180

Net Change in Cash	(712,619)	828,903
Cash – Beginning	725,875	4,460
Cash – Ending	$13,256	$833,363

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,500,000
Forfeiture of Founder Shares	$—	$113
Remeasurement for Class A common stock subject to possible redemption	$882,070	$29,181,487

Supplemental information
Income taxes paid	$525,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, including the Transaction (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

Transaction costs amounted to $17,025,820, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees ($5,000,000 in the event of the consummation of the Transaction, as defined below, due to a fee reduction as described in Note 6) and $525,820 of other offering costs.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Business Combination Agreement

On September 25, 2022, the Company, NioCorp Developments Ltd., a company organized under the laws of the Province of British Columbia (“NioCorp”) and Big Red Merger Sub Ltd, a Delaware corporation and a direct, wholly owned subsidiary of NioCorp (“Merger Sub”), entered into a business combination agreement (the “Business Combination Agreement”). The transactions contemplated by the Business Combination Agreement and the Ancillary Agreements (as defined below) are referred to, collectively as the “Transaction.”

Pursuant to the Business Combination Agreement, among other transactions, the following transactions will occur: (i) Merger Sub will merge with and into the Company with the Company surviving the merger (the “First Merger”); (ii) all Public Shares in the Company that are held by stockholders who have not elected to exercise their redemption rights in connection with the Transaction (the “Non-Redeeming Public Stockholders”) shall be converted into shares of Class A common stock in the Company (such shares, the “First Merger Class A Shares”), as the surviving company in the First Merger; (iii) NioCorp will purchase all First Merger Class A Shares in exchange for common shares, no par value, of NioCorp(“NioCorp Common Shares”) (the “Exchange”); (iv) NioCorp will assume the Company’s warrant agreement (the “Warrant Agreement”) and each Company warrant that was issued and outstanding immediately prior to the effective time of the Exchange will be converted into a warrant to acquire NioCorp Common Shares (a “NioCorp Assumed Warrant”); (v) all of the First Merger Class A Shares will be contributed by NioCorp to 0896800 B.C. Ltd., a company organized under the laws of the Province of British Columbia and a direct, wholly owned subsidiary of NioCorp (“Intermediate Holdco”), in exchange for additional shares of Intermediate Holdco, resulting in the Company becoming a direct subsidiary of Intermediate Holdco; (vi) Elk Creek Resources Corporation, a Nebraska corporation and a direct, wholly owned subsidiary of Intermediate Holdco (“ECRC”), will merge with and into the Company with the Company surviving the merger as a direct subsidiary of Intermediate Holdco (the “Second Merger”); and (vii) following the effective time of the Second Merger, each of NioCorp and the Company, as the surviving company of the Second Merger, will effectuate a reverse stock split with the ratio to be mutually agreed by the parties.

Pursuant to the Business Combination Agreement, upon consummation of the First Merger, each Public Share that is held by a Non-Redeeming Public Stockholder shall be converted into one First Merger Class A Share. In connection with the Exchange, NioCorp will exercise its unilateral option to purchase each First Merger Class A Share in exchange for 11.1829212 NioCorp Common Shares. As a result, each Non-Redeeming Public Stockholder will ultimately be issued NioCorp Common Shares. Upon consummation of the Second Merger, each of the First Merger Class A Shares will be converted into 11.1829212 shares of Class A common stock of the Company (each, a “Second Merger Class A Share”), as the surviving company in the Second Merger.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Pursuant to the Business Combination Agreement, upon consummation of the First Merger, each Founder Share in the Company (other than certain shares that may be forfeited in accordance with the support agreement entered into by and among the Company, NioCorp, the Sponsor, and the directors and officers of the Company on September 25, 2022, concurrently with the execution of the Business Combination Agreement) will be converted into one share of Class B common stock in the Company (such shares, the “First Merger Class B Shares”), as the surviving company in the First Merger. Upon consummation of the Second Merger, each of the First Merger Class B Shares will be converted into 11.1829212 shares of Class B common stock of the Company (each, a “Second Merger Class B Share”), as the surviving company in the Second Merger. Each Second Merger Class B Share will be exchangeable into NioCorp Common Shares on a one-for-one basis, subject to certain equitable adjustments, in accordance with the terms of the Exchange Agreement (further described below).

Pursuant to the Business Combination Agreement, in connection with the First Merger and the assumption by NioCorp of the Warrant Agreement, each Company warrant that is issued and outstanding immediately prior to the effective time of the Exchange will be converted into one NioCorp Assumed Warrant pursuant to the Warrant Agreement. Each NioCorp Assumed Warrant will be exercisable solely for NioCorp Common Shares, and the number of NioCorp Common Shares subject to each NioCorp Assumed Warrant will be equal to the number of shares of the Company common stock subject to the applicable Company warrant multiplied by 11.1829212, with the applicable exercise price adjusted accordingly.

Following the effective time of the Second Merger, NioCorp will effectuate a reverse stock split of the issued NioCorp Common Shares, and the Company will effectuate a proportionate reverse stock split of the Second Merger Class A Shares and the Second Merger Class B Shares at a to-be-determined ratio.

The Business Combination Agreement may be terminated by the Company or NioCorp under certain circumstances, and NioCorp must pay the Company a termination fee in specified circumstances. As a result of the Transaction, the Company will become a subsidiary of NioCorp.

The Company, NioCorp, the Sponsor and certain directors and officers of the Company (“GXII Holders”) agreed to vote in favor of an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Company Charter”), the Transaction and other proposals that are necessary to effectuate the Transaction. The closing of the Transaction (the “Closing”) with NioCorp is expected to occur in the first quarter of 2023.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, a vote by stockholders to extend the period of time to complete a Business Combination or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination, including the Transaction.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Liquidity and Going Concern

As of September 30, 2022, the Company had $13,256 in its operating bank accounts and a working capital deficit of $4,276,056, which excludes $912,070 of income earned on the Trust Account, which may be used to pay franchise and income taxes payable. The deficit was primarily due to legal accruals of $4.4 million which are to be paid upon the consummation of the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 22, 2023, to consummate a Business Combination, including the Transaction. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension of the period of time the Company has to complete a Business Combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that mandatory liquidation, should a Business Combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023. The Company intends to continue to complete a Business Combination, including the Transaction, before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 25, 2022, which contained the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At September 30, 2022, the Company has withdrawn $845,576 of interest income from the Trust Account to pay certain tax obligations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,900,000)
Class A common stock issuance costs	(16,420,419)
Plus:
Remeasurement of carrying value to redemption value	29,320,419
Class A common stock subject to possible redemption at December 31, 2021	$300,000,000
Plus:
Remeasurement of carrying value to redemption value	882,070
Class A common stock subject to possible redemption at September 30, 2022	$300,882,070

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 14.38% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 8.95% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liabilities, transaction costs allocated to warrants, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Net(loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per common share as the redemption value approximates fair value.

The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 15,666,667 shares of Class A common stock in the calculation of diluted (loss) income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(1,852,426)	$(463,106)	$4,820,592	$1,205,148
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net (loss) income per common share	$(0.06)	$(0.06)	$0.16	$0.16

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$2,404,540	$601,135	$7,898,074	$2,807,519
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	21,098,901	7,500,000
Basic and diluted net income per common share	$0.08	$0.08	$0.37	$0.37

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($8,500,000 in the aggregate). The fair value of the warrants as of the Initial Public Offering was $1.33. The excess cash received over the fair value of the private warrants was $963,333 and is reflected in additional paid-in capital on the condensed statements of changes in stockholders’ deficit during the three and nine months ended September 30, 2022. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company agreed, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $60,000 and $180,000 and paid $60,000 and $160,000, respectively, in fees for these services. For the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $140,000, respectively, in fees for these services.

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

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no outstanding Working Capital Loans.

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

Business Combination Agreement

On September 25, 2022, the Company, NioCorp and Merger Sub entered into the Business Combination Agreement. As a result of the Transaction, the Company will become a subsidiary of NioCorp.

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Transaction, are summarized below.

Structure

Pursuant to the Business Combination Agreement, among other transactions, the following transactions will occur: (i) Merger Sub will merge with and into the Company with the Company surviving the merger, referred to as the First Merger; (ii) all Public Shares of the Company that are held by the Non-Redeeming Public Stockholders shall be converted into First Merger Class A Shares in the Company, as the surviving company in the First Merger; (iii) NioCorp will purchase all First Merger Class A Shares in exchange for NioCorp Common Shares, referred to as the Exchange; (iv) NioCorp will assume the Warrant Agreement and each Company warrant that was issued and outstanding immediately prior to the effective time of the Exchange will be converted into a NioCorp Assumed Warrant; (v) all of the First Merger Class A Shares will be contributed by NioCorp to Intermediate Holdco, in exchange for additional shares of Intermediate Holdco, resulting in the Company becoming a direct subsidiary of Intermediate Holdco; (vi) ECRC will merge with and into the Company with the Company surviving the merger as a direct subsidiary of Intermediate Holdco, referred to as the Second Merger; and (vii) following the effective time of the Second Merger, each of NioCorp and the Company, as the surviving company of the Second Merger, will effectuate a reverse stock split, with the ratio to be mutually agreed by the parties.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Consideration

Pursuant to the Business Combination Agreement, upon consummation of the First Merger, each Public Share that is held by a Non-Redeeming Public Stockholder shall be converted into one First Merger Class A Share. In connection with the Exchange, NioCorp will exercise its unilateral option to purchase each First Merger Class A Share in exchange for 11.1829212 NioCorp Common Shares. As a result, each Non-Redeeming Public Stockholder will ultimately be issued NioCorp Common Shares. Upon consummation of the Second Merger, each of the First Merger Class A Shares will be converted into 11.1829212 Second Merger Class A Shares of the Company, as the surviving company in the Second Merger.

Pursuant to the Business Combination Agreement, upon consummation of the First Merger, each Founder Share in the Company (other than certain shares that may be forfeited in accordance with the support agreement entered into by and among the Company, NioCorp, the Sponsor, and the directors and officers of the Company on September 25, 2022, concurrently with the execution of the Business Combination Agreement) will be converted into one First Merger Class B Share in the Company, as the surviving company in the First Merger. Upon consummation of the Second Merger, each of the First Merger Class B Shares will be converted into 11.1829212 Second Merger Class B Shares of the Company, as the surviving company in the Second Merger. Each Second Merger Class B Share will be exchangeable into NioCorp Common Shares on a one-for-one basis, subject to certain equitable adjustments, in accordance with the terms of the Exchange Agreement (further described below).

Pursuant to the Business Combination Agreement, in connection with the First Merger and the assumption by NioCorp of the Warrant Agreement, each Company warrant that is issued and outstanding immediately prior to the effective time of the Exchange will be converted into one NioCorp Assumed Warrant pursuant to the Warrant Agreement. Each NioCorp Assumed Warrant will be exercisable solely for NioCorp Common Shares, and the number of NioCorp Common Shares subject to each NioCorp Assumed Warrant will be equal to the number of shares of the Company common stock subject to the applicable Company warrant multiplied by 11.1829212, with the applicable exercise price adjusted accordingly.

Following the effective time of the Second Merger, NioCorp will effectuate a reverse stock split of the issued NioCorp Common Shares, and the Company will effectuate a proportionate reverse stock split of the Second Merger Class A Shares and the Second Merger Class B Shares at a to-be-determined ratio.

The Company’s units, Public Shares, and Public Warrants are currently listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “GXIIU”, “GXII” and “GXIIW”, respectively. The NioCorp Common Shares are traded on the TSX under the symbol “NB” and on the OTC Markets trading platform under the symbol “NIOBF”. NioCorp currently anticipates that, following the Transaction, the NioCorp Common Shares will trade on Nasdaq and will continue to trade on the TSX. In addition, NioCorp anticipates that, following the Transaction, the NioCorp Assumed Warrants will trade on Nasdaq. NioCorp intends to apply for listing of the NioCorp Common Shares and NioCorp Assumed Warrants on Nasdaq. See “Closing Conditions” below. Neither Nasdaq nor the TSX has conditionally approved any NioCorp listing application in connection with the Transaction and there is no assurance that such exchanges will approve the listing applications.

Closing

The Closing will be no later than the second business day following the satisfaction or waiver of all of the closing conditions in the Business Combination Agreement (the “Closing Date”). It is expected that the Closing will occur in the first quarter of 2023.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Termination and Termination Fees

The Business Combination Agreement may be terminated by the Company or NioCorp under certain circumstances. Upon termination, in specified circumstances, NioCorp must pay the Company a termination fee of $15,000,000 (the “Base Termination Fee”). Such specified circumstances include, among others, termination of the Business Combination Agreement by NioCorp in order to enter into an agreement providing for a superior proposal, termination by the Company for a change of recommendation of the NioCorp Board, or a material breach of certain of NioCorp’s covenants relating to soliciting acquisition proposals.

In addition, the Business Combination Agreement provides that, upon termination of the Business Combination Agreement in specified circumstances, NioCorp is required to pay a termination fee in the amount of $25,000,000 (the “Intentional Breach Termination Fee”). Such specified circumstances include, among others, termination by the Company as a result of a willful and material breach by NioCorp such that certain conditions to Closing would not be satisfied at Closing (subject to a cure period), or as a result of NioCorp’s failure to consummate the closing of the Transaction within five business days after all the conditions to Closing have been satisfied and the Company has irrevocably confirmed in writing that it is prepared to consummate the Closing.

The Business Combination Agreement further provides that, upon a termination of the Business Combination Agreement whereupon the Company will be entitled to the Base Termination Fee or the Intentional Breach Termination Fee, NioCorp is also required to pay an amount equal to the sum of all documented and reasonable out-of-pocket expenses paid or payable by the Company and the Sponsor in connection with the Business Combination Agreement and the Transaction, not to exceed $5,000,000.

Pursuant to the Business Combination Agreement, in no event will the Company be entitled to both the Base Termination Fee and the Intentional Breach Termination Fee.

Closing Conditions

The consummation of the Transaction is subject to the satisfaction or waiver of certain customary closing conditions contained in the Business Combination Agreement, including, among other things, (i) obtaining required approvals of the Transaction and related matters by the respective shareholders of the Company and NioCorp, (ii) the effectiveness of the registration statement of NioCorp on Form S-4 registering the issuance of certain NioCorp securities in connection with the Transaction, (iii) receipt of approval for listing the NioCorp Common Shares to be issued in connection with the Transaction on Nasdaq, subject to notice of issuance, (iv) receipt of approval for listing the NioCorp Assumed Warrants to be issued in connection with the Transaction on Nasdaq, subject to notice of issuance, (v) receipt of approval from the TSX with respect to the issuance and listing of the NioCorp Common Shares issuable in connection with the Transaction, (vi) that NioCorp and its subsidiaries (including the Company, as the surviving company of the Second Merger) will have at least $5,000,001 of net tangible assets upon the consummation of the Transaction and after payment of underwriters’ fees or commissions, (vii) that, at Closing, NioCorp and its subsidiaries (including the Company, as the surviving company of the Second Merger) will have received cash in an amount equal to or greater than $15,000,000, in connection with the Transaction, subject to certain adjustments and (viii) the absence of any injunctions enjoining or prohibiting the consummation of the Business Combination Agreement.

Registration Rights Agreement and Lock-Up

Pursuant to the Business Combination Agreement, in connection with the Closing, the Company, the Sponsor, in its capacity as a stockholder of the Company, the directors and officers of the Company (the “GXII Holders”), the directors and officers of NioCorp (the “NioCorp Holders” and, together with the Sponsor and the GXII Holders, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, NioCorp will be obligated to file a shelf registration statement to register the resale of certain securities of NioCorp held by the Holders after the Closing. The Registration Rights Agreement will also provide the Holders with certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

In addition, the Registration Rights Agreement will provide that the Sponsor and the NioCorp Holders will be subject to “lock-up” restrictions on transfer of NioCorp securities held by them after the Closing for the period beginning on the Closing Date and ending on the earlier of (i) one year after the Closing and (ii) subsequent to the Closing (a) the date on which the volume-weighted average price of the NioCorp Common Shares on the principal securities exchange or market on which such securities are then traded has equaled or exceeded the quotient of $13.42 per share divided by 11.1829212 (as adjusted for stock splits (including the reverse stock split), recapitalizations and similar events) for 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date or (b) the date on which NioCorp completes a liquidation, merger, capital stock exchange, reorganization or similar transaction that results in all of NioCorp’s shareholders having the right to exchange their NioCorp Common Shares for cash, securities or other property.

Exchange Agreement

Pursuant to the Business Combination Agreement, in connection with the Closing, the Company, the Sponsor and NioCorp will enter into an exchange agreement (the “Exchange Agreement”), pursuant to which, among other things, the Sponsor will be entitled to exchange any or all of its shares of Second Merger Class B Shares in the Company for NioCorp Common Shares on a one-for-one basis, subject to certain equitable adjustments, in accordance with the terms of the Exchange Agreement. Under certain circumstances, and subject to certain exceptions, NioCorp may instead settle all or a portion of any exchange pursuant to the terms of the Exchange Agreement in cash, in lieu of NioCorp Common Shares, based on a volume-weighted average price of NioCorp Common Shares.

GXII Support Agreement

On September 25, 2022, concurrently with the execution of the Business Combination Agreement, the Company, NioCorp, the Sponsor, and the GXII Holders entered into a support agreement (the “GXII Support Agreement”), pursuant to which the Sponsor and the GXII Holders agreed, among other things, to vote in favor of (i) an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “GXII Charter”) to eliminate the automatic conversion of shares of Class B Common Stock of the Company, all of which are held by the Sponsor, into Class A common stock of the Company at the time of a Business Combination (as defined in the GXII Charter), (ii) the Transaction, and (iii) any other proposals that are necessary to effectuate the Transaction. With respect to certain Second Merger Class B Shares that are subject to an earnout period, the Sponsor and the GXII Holders also agreed not to transfer such shares until NioCorp Common Shares achieve a trading price exceeding certain dollar thresholds set forth in the GXII Support Agreement, subject to the terms and conditions contemplated by the GXII Support Agreement. Such shares will be forfeited if the NioCorp Common Shares do not achieve the specified trading prices prior to the tenth anniversary of the Closing Date.

NioCorp Support Agreement

On September 25, 2022, concurrently with the execution of the Business Combination Agreement, the Company, NioCorp and the NioCorp Holders entered into a support agreement (the “NioCorp Support Agreement” and, collectively with the Registration Rights Agreement, the Exchange Agreement, and the GXII Support Agreement, the “Ancillary Agreements”), pursuant to which the NioCorp Holders agreed, among other things, to vote in favor of (i) the issuance of the NioCorp securities issuable in connection with the Transaction, (ii) an amendment to the articles of NioCorp, as amended effective January 27, 2015, to comply with applicable listing requirements of Nasdaq, and (iii) any other proposals that are necessary to effectuate the Transaction.

The Business Combination Agreement and the Ancillary Agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022. The forgoing descriptions of each of the Business Combination Agreement and the Ancillary Agreements are qualified in their entirety by reference to the full text of such agreement filed as an exhibit to this Quarterly Report.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Underwriting Agreement

The underwriters of the Initial Public Offering of the Company were initially entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. On September 6, 2022, the Company entered into a fee reduction agreement with the underwriters where the underwriters have agreed to forfeit $5,500,000 of the aggregate $10,500,000 deferred fee contingent upon the Closing. Upon the Closing, the deferred fee will be paid to the underwriters as follows: (1) $2,000,000 in cash from the amounts held in the Trust Account and (2) $3,000,000 in NioCorp Common Shares, subject to the terms of the underwriting agreement.

Advisory Agreement

The Company has engaged BTIG, LLC (“BTIG”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company initially agreed to pay BTIG a cash fee for such services upon the consummation of a Business Combination in an amount equal to $2,000,000. On September 14, 2022, the Company entered into a fee reduction agreement with BTIG, pursuant to which BTIG agreed to forfeit its right to receive $1,047,618 of the advisory fee contingent upon the Closing. Upon the Closing, the advisory fee will become payable in $382,382 in cash and $570,000 in NioCorp Common Shares. If the Transaction is not consummated, BTIG will not be entitled to the advisory fee.

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. At September 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, $0.0001 par value. At September 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. At September 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. In May 2021, 1,125,000 shares were forfeited as a result of the expiration of the underwriter’s over-allotment option.

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

SEPTEMBER 30, 2022

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of September 30, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 5,666,667 Private Placement Warrants outstanding.

GX ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$300,912,070	$300,016,667

Liabilities:
Warrant Liability – Public Warrants	1	1,000,000	5,300,000
Warrant Liability – Private Placement Warrants	3	566,667	3,060,000

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

SEPTEMBER 30, 2022

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2022 and December 31, 2021:

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	4.17%	1.33%
Trading days per year	250	250
Term (in years)	5.0	5.0
Expected volatility	0.0%	8.0%
Exercise price	$11.50	$11.50
Stock Price	$9.81	$9.69

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2021	$3,060,000
Change in valuation inputs or other assumptions	(1,586,667)
Fair value as of March 31, 2022	1,473,333
Change in valuation inputs or other assumptions	(680,000)
Fair value as of June 30, 2022	793,333
Change in valuation inputs or other assumptions	(226,666)
Fair value as of September 30, 2022	$566,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, or 3 during the three-month period ended September 30, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to GX Acquisition Corp. II References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GX Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain capitalized terms used but not defined in the below discussion and elsewhere in this Quarterly Report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

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

Forward-looking statements in this Quarterly Report may include, but are not limited to, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including the Transaction contemplated by the Business Combination Agreement and the Ancillary Agreements;

●	our expectations around the performance of the prospective target business or businesses, including NioCorp;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial Business Combination, including the Transaction;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the continued uncertainty resulting from the COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ liquidity and trading;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance following our Initial Public Offering.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the closing conditions of the Transaction are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and final prospectus for the Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as the Risk Factors section of the joint proxy statement/prospectus included in the registration statement for the Transaction when it becomes available. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 24, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination, including the Transaction.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) through September 30, 2022 were organizational activities, the Initial Public Offering and identifying a target company for a Business Combination, including NioCorp. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with our search for targets for our initial Business Combination.

For the three months ended September 30, 2022, we had net loss of $2,315,532, which consists of operating costs of $4,037,396, an unrealized loss on marketable securities held in the Trust Account of $1,741 and a provision for income taxes of $291,106, offset by a gain on the change in fair value of the warrant liabilities of $626,666 and interest earned on marketable securities held in the Trust Account of $1,388,045. A portion of the operating costs consist of $3,590,357 of legal fees to support the Business Combination and ongoing operating efforts.

For the nine months ended September 30, 2022, we had a net income of $3,005,675, which consists of a gain on the change in fair value of the warrant liabilities of $6,793,333 and interest earned on marketable securities held in the Trust Account of $1,740,979, offset by operating costs of $5,233,040 and a provision for income taxes of $295,597. A portion of operating costs consist of $4,192,958 of legal fees to support the Business Combination and ongoing operating efforts.

For the three months ended September 30, 2021, we had net income of $6,025,740, which consists of a gain on the change in fair value of warrant liabilities of $6,436,666, and interest earned on marketable securities held in Trust Account of $3,860, offset by operating costs of $414,786.

For the nine months ended September 30, 2021, we had net income of $10,705,593, which consists of a gain on the change in fair value of warrant liabilities of $12,233,333 and interest earned on marketable securities held in Trust Account of $10,329, offset by operating costs of $793,736 and warrant transaction costs of $744,333.

The Transaction

On September 25, 2022, the Company, NioCorp and Merger Sub entered into the Business Combination Agreement. As a result of the Transaction, we will become a subsidiary of NioCorp.

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Transaction, as well as the terms of the Ancillary Agreements, are summarized in Note 6 to the accompanying financial statements and are incorporated herein.

Liquidity and Capital Resources

On March 22, 2021, we consummated the Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8,500,000. We incurred transaction costs of $17,025,820, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees ($5,000,000 upon the consummation of the Business Combination due to a fee reduction) and $525,820 of other offering costs.

For the nine months ended September 30, 2022, cash used in operating activities was $1,558,195. Net income of $3,005,675 was affected by the change in fair value of warrant liabilities of $6,793,333 and interest earned on marketable securities held in the Trust Account of $1,740,979. Changes in operating assets and liabilities provided $3,970,442 of cash for operating activities.

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

As of September 30, 2022, the Company had $13,256 in its operating bank accounts and a working capital deficit of $4,276,056, which excludes $912,070 of income earned on the Trust Account, which may be used to pay franchise and income taxes payable. The deficit was primarily due to legal accruals of $4.4 million which are to be paid upon the consummation of the Business Combination.

As of September 30, 2022, we had marketable securities held in the Trust Account of $300,912,070 (including $912,070 of interest income) consisting of a money market fund invested in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we withdrew $845,576 of interest earned from the Trust Account to pay tax obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $13,256. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, provide us Working Capital Loans as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from our Trust Account would be used for such repayment. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 22, 2023, to consummate a Business Combination, including the Transaction. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension of the period of time the Company has to complete a Business Combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that mandatory liquidation, should a Business Combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023. We intend to continue to complete a Business Combination, including the Transaction before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters of the Initial Public Offering of the Company were initially entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. On September 6, 2022, we entered a fee reduction agreement with the underwriters pursuant to which the underwriters have agreed to forfeit $5,500,000 of the aggregate $10,500,000 deferred fee contingent upon the Closing. Upon the Closing, the deferred fee will be paid to the underwriters as follows: (1) $2,000,000 in cash from the amounts held in the Trust Account and (2) $3,000,000 in NioCorp Common Shares, subject to the terms of the underwriting agreement.

We have entered into an advisory agreement with BTIG, LLC (“BTIG”), pursuant to which we will pay BTIG a total of $2,000,000 for advisory services relating to our search for and consummation of an initial Business Combination. On September 14, 2022, we entered a fee reduction agreement with BTIG pursuant to which BTIG agreed to forfeit its right to receive $1,047,618 of the advisory fee contingent upon the Closing. Upon the Closing the remainder of the advisory fee will become payable in $382,382 in cash and $570,000 in NioCorp Common Shares. If a Business Combination is not consummated, BTIG will not be entitled to the advisory fee.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach. The fair value of the Public Warrants was estimated using the close price of the Public Warrants as of September 30, 2022 and December 31, 2021.

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

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per common share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement to purchase an aggregate of 15,666,667 shares of Class A common stock in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.  In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required for smaller reporting companies. However, as of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, our quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, respectively, and final prospectus for the Initial Public Offering filed with the SEC. For risk factors relating to NioCorp and the Transaction, please see the joint proxy statement/prospectus included in the registration statement on Form S-4 of we plan to file with the SEC, once available. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination, including the Transaction. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination, including the Transaction.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies (“SPACs”) that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd. and Big Red Merger Sub Ltd (1)

10.1	GXII Support Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., GX Sponsor II LLC, in its capacity as a shareholder of GX Acquisition Corp. II, and certain other shareholders of GX Acquisition Corp. II (2)

10.2	NioCorp Support Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd. and certain shareholders of NioCorp Developments Ltd. (3)

31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2022. Certain exhibits to this agreement have been omitted pursuant to Instruction 4 to Item 1.01 of Form 8-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission upon request.

(2)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2022.

(3)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GX ACQUISITION CORP. II

Date: November 8, 2022	By:	/s/ Jay R. Bloom
	Name:	Jay R. Bloom
	Title:	Chief Executive Officer and Co-Chairman
(Co-Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Dean C. Kehler
	Name:	Dean C. Kehler
	Title:	Chief Executive Officer and Co-Chairman
(Co-Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Andrea J. Kellett
	Name:	Andrea J. Kellett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)