Form 10-K
period 2022-12-31
GX Acquisition Corp. II
filed 2023-02-24
CIK 1826669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market was $293,400,000.

As of February 23, 2023, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share and 7,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination, including the NioCorp Business Combination (as defined below) and other transactions contemplated by the NioCorp Business Combination Agreement (as defined below);

●	our expectations around the performance of the prospective target business or businesses, including NioCorp (as defined herein);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors (who have an indirect interest in the securities owned by our sponsor) who are not affiliated with any member of our management team, and who purchased $18 million of units in our initial public offering, as further described herein;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cantor Fitzgerald & Co.” or “Cantor” are to the book-runner and representative of the underwriters of our initial public offering;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Class A common stock” are to the Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock, collectively;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“NioCorp Business Combination” or the “Transaction” are to the proposed business combination transaction involving the Company and NioCorp, including all the transactions contemplated by the NioCorp Business Combination Agreement.

●	“NioCorp Business Combination Agreement” are to the business combination agreement dated September 25, 2022 entered into among the Company, NioCorp and Merger Sub;

●	“NioCorp Registration Statement” are to the Form S-4 filed by NioCorp with the SEC on November 7, 2022 (File No. 333- 268227), as amended;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on March 22, 2021;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Merger Sub” are to Big Red Merger Sub Ltd, a Delaware corporation and a direct, wholly owned subsidiary of NioCorp.

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“NioCorp” are to NioCorp Developments Ltd., a company organized under the laws of the Province of British Columbia.

●	“NYSE” are to the New York Stock Exchange;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC on February 23, 2021 (File No. 333-253390), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to GX Sponsor II LLC, a Delaware limited liability company controlled by Jay R. Bloom and Dean C. Kehler, our co-Chairmen and Chief Executive Officers;

●	“trust account” are to the trust account in which an amount of $300,000,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering, which consist of the Company’s Class A common stock, and one-third of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees and any warrants issued upon conversion of working capital loans; and

●	“we,” “us,” “Company” or “our Company” are to GX Acquisition Corp. II.

PART I

Item 1. Business.

We are a blank check company incorporated on September 24, 2020, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we focused our search on companies with favorable growth prospects and attractive returns on invested capital before we entered into the NioCorp Business Combination Agreement as described below.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jay R. Bloom and Dean C. Kehler, our co-Chairmen and Chief Executive Officers and our President, Michael G. Maselli. Our management team has guided public and private companies over more than three decades as private equity principals, owners, corporate directors and advisors across a wide variety of industries, including the technology, growth infrastructure, telecom/media, consumer products and services, financial services, healthcare, energy, and manufacturing sectors. Through these activities, our management team has developed a broad network of contacts that we believe will be helpful in identifying targets for a potential business combination, including the NioCorp Business Combination. We must complete our initial business combination by March 22, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by March 22, 2023, and we do not obtain an extension of the period of time to complete our initial business combination, then our existence will terminate, and we will distribute all amounts in the trust account.

NioCorp Business Combination

NioCorp Business Combination Agreement

On September 25, 2022, the Company, NioCorp and Merger Sub entered into a business combination agreement (the “NioCorp Business Combination Agreement”). The transactions contemplated by the NioCorp Business Combination Agreement and the Ancillary Agreements (as defined below) are referred to, collectively as the “Transaction.”

The terms of the NioCorp Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Transaction, are summarized below. Capitalized terms used in this Report but not otherwise defined herein have the meanings given to them in the NioCorp Business Combination Agreement.

Structure

Pursuant to the NioCorp Business Combination Agreement, among other transactions, the following transactions will occur: (i) Merger Sub will merge with and into the Company with the Company surviving the merger (the “First Merger”); (ii) all public shares in the Company that are held by stockholders who have not elected to exercise their redemption rights in connection with the Transaction (the “Non-Redeeming Public Stockholders”) shall be converted into shares of Class A common stock in the Company (such shares, the “First Merger Class A Shares”), as the surviving company in the First Merger; (iii) NioCorp will purchase all First Merger Class A Shares in exchange for common shares, no par value, of NioCorp (“NioCorp Common Shares”) (the “Exchange”); (iv) NioCorp will assume the Company’s warrant agreement (the “Warrant Agreement”) and each Company warrant that was issued and outstanding immediately prior to the effective time of the Exchange will be converted into a warrant to acquire NioCorp Common Shares (a “NioCorp Assumed Warrant”); (v) all of the First Merger Class A Shares will be contributed by NioCorp to 0896800 B.C. Ltd., a company organized under the laws of the Province of British Columbia and a direct, wholly owned subsidiary of NioCorp (“Intermediate Holdco”), in exchange for additional shares of Intermediate Holdco, resulting in the Company becoming a direct subsidiary of Intermediate Holdco; (vi) Elk Creek Resources Corporation, a Nebraska corporation and a direct, wholly owned subsidiary of Intermediate Holdco (“ECRC”), will merge with and into the Company with the Company surviving the merger as a direct subsidiary of Intermediate Holdco (the “Second Merger”); and (vii) following the effective time of the Second Merger, each of NioCorp and the Company, as the surviving company of the Second Merger, will effectuate a reverse stock split with the ratio to be mutually agreed by the parties.

Upon the full execution of the NioCorp Business Combination Agreement, the Company shall immediately cease any discussions or negotiations, and is not permitted to search for, or negotiate or contract with, any other companies related to a business combination other than NioCorp.

Consideration

Pursuant to the NioCorp Business Combination Agreement, upon consummation of the First Merger, each public share that is held by a Non-Redeeming Public Stockholder shall be converted into one First Merger Class A Share. In connection with the Exchange, NioCorp will exercise its unilateral option to purchase each First Merger Class A Share in exchange for 11.1829212 NioCorp Common Shares. As a result, each Non-Redeeming Public Stockholder will ultimately be issued NioCorp Common Shares. Upon consummation of the Second Merger, each of the First Merger Class A Shares will be converted into 11.1829212 shares of Class A common stock of the Company (each, a “Second Merger Class A Share”), as the surviving company in the Second Merger.

Pursuant to the NioCorp Business Combination Agreement, upon consummation of the First Merger, each founder share in the Company (other than certain shares that may be forfeited in accordance with the support agreement entered into by and among the Company, NioCorp, the Sponsor, and the directors and officers of the Company on September 25, 2022, concurrently with the execution of the NioCorp Business Combination Agreement) will be converted into one share of Class B common stock in the Company (such shares, the “First Merger Class B Shares”), as the surviving company in the First Merger. Upon consummation of the Second Merger, each of the First Merger Class B Shares will be converted into 11.1829212 shares of Class B common stock of the Company (each, a “Second Merger Class B Share”), as the surviving company in the Second Merger. Each Second Merger Class B Share will be exchangeable into NioCorp Common Shares on a one-for-one basis, subject to certain equitable adjustments, in accordance with the terms of the Exchange Agreement (further described below).

Pursuant to the NioCorp Business Combination Agreement, in connection with the First Merger and the assumption by NioCorp of the Warrant Agreement, each Company warrant that is issued and outstanding immediately prior to the effective time of the Exchange will be converted into one NioCorp Assumed Warrant pursuant to the Warrant Agreement. Each NioCorp Assumed Warrant will be exercisable solely for NioCorp Common Shares, and the number of NioCorp Common Shares subject to each NioCorp Assumed Warrant will be equal to the number of shares of the Company common stock subject to the applicable Company warrant multiplied by 11.1829212, with the applicable exercise price adjusted accordingly.

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

Closing

The Closing will be no later than the second business day following the satisfaction or waiver of all of the closing conditions in the NioCorp Business Combination Agreement (the “Closing Date”). It is expected that the Closing will occur in the first quarter of 2023.

Termination and Termination Fees

The NioCorp Business Combination Agreement may be terminated by the Company or NioCorp under certain circumstances. Upon termination, in specified circumstances, NioCorp must pay the Company a termination fee of $15,000,000 (the “Base Termination Fee”). Such specified circumstances include, among others, termination of the NioCorp Business Combination Agreement by NioCorp in order to enter into an agreement providing for a superior proposal, termination by the Company for a change of recommendation of the NioCorp Board, or a material breach of certain of NioCorp’s covenants relating to soliciting acquisition proposals.

In addition, the NioCorp Business Combination Agreement provides that, upon termination of the NioCorp Business Combination Agreement in specified circumstances, NioCorp is required to pay a termination fee in the amount of $25,000,000 (the “Intentional Breach Termination Fee”). Such specified circumstances include, among others, termination by the Company as a result of a willful and material breach by NioCorp such that certain conditions to Closing would not be satisfied at Closing (subject to a cure period), or as a result of NioCorp’s failure to consummate the closing of the Transaction within five business days after all the conditions to Closing have been satisfied and the Company has irrevocably confirmed in writing that it is prepared to consummate the Closing.

The NioCorp Business Combination Agreement further provides that, upon a termination of the NioCorp Business Combination Agreement whereupon the Company will be entitled to the Base Termination Fee or the Intentional Breach Termination Fee, NioCorp is also required to pay an amount equal to the sum of all documented and reasonable out-of-pocket expenses paid or payable by the Company and the Sponsor in connection with the NioCorp Business Combination Agreement and the Transaction, not to exceed $5,000,000.

Pursuant to the NioCorp Business Combination Agreement, in no event will the Company be entitled to both the Base Termination Fee and the Intentional Breach Termination Fee.

Closing Conditions

The consummation of the Transaction is subject to the satisfaction or waiver of certain customary closing conditions contained in the NioCorp Business Combination Agreement, including, among other things, (i) obtaining required approvals of the Transaction and related matters by the respective shareholders of the Company and NioCorp, (ii) the effectiveness of the registration statement of NioCorp on Form S-4 registering the issuance of certain NioCorp securities in connection with the Transaction, (iii) receipt of approval for listing the NioCorp Common Shares to be issued in connection with the Transaction on Nasdaq, subject to notice of issuance, (iv) receipt of approval for listing the NioCorp Assumed Warrants to be issued in connection with the Transaction on Nasdaq, subject to notice of issuance, (v) receipt of approval from the TSX with respect to the issuance and listing of the NioCorp Common Shares issuable in connection with the Transaction, (vi) that NioCorp and its subsidiaries (including the Company, as the surviving company of the Second Merger) will have at least $5,000,001 of net tangible assets upon the consummation of the Transaction and after payment of underwriters’ fees or commissions, (vii) that, at Closing, NioCorp and its subsidiaries (including the Company, as the surviving company of the Second Merger) will have received cash in an amount equal to or greater than $15,000,000, in connection with the Transaction, subject to certain adjustments and (viii) the absence of any injunctions enjoining or prohibiting the consummation of the NioCorp Business Combination Agreement.

Registration Rights Agreement and Lock-Up

Pursuant to the NioCorp Business Combination Agreement, in connection with the Closing, the Company, the Sponsor, in its capacity as a stockholder of the Company, the directors and officers of the Company (the “GXII Holders”), the directors and officers of NioCorp (the “NioCorp Holders” and, together with the Sponsor and the GXII Holders, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, NioCorp will be obligated to file a shelf registration statement to register the resale of certain securities of NioCorp held by the Holders after the Closing. The Registration Rights Agreement will also provide the Holders with certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

Exchange Agreement

Pursuant to the NioCorp Business Combination Agreement, in connection with the Closing, the Company, the Sponsor and NioCorp will enter into an exchange agreement (the “Exchange Agreement”), pursuant to which, among other things, the Sponsor will be entitled to exchange any or all of its shares of Second Merger Class B Shares in the Company for NioCorp Common Shares on a one-for-one basis, subject to certain equitable adjustments, in accordance with the terms of the Exchange Agreement. Under certain circumstances, and subject to certain exceptions, NioCorp may instead settle all or a portion of any exchange pursuant to the terms of the Exchange Agreement in cash, in lieu of NioCorp Common Shares, based on a volume-weighted average price of NioCorp Common Shares.

GXII Support Agreement

On September 25, 2022, concurrently with the execution of the NioCorp Business Combination Agreement, the Company, NioCorp, the Sponsor, and the GXII Holders entered into a support agreement (the “GXII Support Agreement”), pursuant to which the Sponsor and the GXII Holders agreed, among other things, to vote in favor of (i) an amendment to the Company’s Amended and restated certificate of incorporation (the “GXII Charter”) to eliminate the automatic conversion of shares of Class B Common Stock of the Company, all of which are held by the Sponsor, into Class A common stock of the Company at the time of a Business Combination (as defined in the GXII Charter), (ii) the Transaction, and (iii) any other proposals that are necessary to effectuate the Transaction. With respect to certain Second Merger Class B Shares that are subject to an earnout period, the Sponsor and the GXII Holders also agreed not to transfer such shares until NioCorp Common Shares achieve a trading price exceeding certain dollar thresholds set forth in the GXII Support Agreement, subject to the terms and conditions contemplated by the GXII Support Agreement. Such shares will be forfeited if the NioCorp Common Shares do not achieve the specified trading prices prior to the tenth anniversary of the Closing Date.

NioCorp Support Agreement

On September 25, 2022, concurrently with the execution of the NioCorp Business Combination Agreement, the Company, NioCorp and the NioCorp Holders entered into a support agreement (the “NioCorp Support Agreement” and, collectively with the Registration Rights Agreement, the Exchange Agreement, and the GXII Support Agreement, the “Ancillary Agreements”), pursuant to which the NioCorp Holders agreed, among other things, to vote in favor of (i) the issuance of the NioCorp securities issuable in connection with the Transaction, (ii) an amendment to the articles of NioCorp, as amended effective January 27, 2015, to comply with applicable listing requirements of Nasdaq, and (iii) any other proposals that are necessary to effectuate the Transaction.

The NioCorp Business Combination Agreement and the Ancillary Agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022. The forgoing descriptions of each of the NioCorp Business Combination Agreement and the Ancillary Agreements are qualified in their entirety by reference to the full text of such agreement filed as an exhibit to this Report.

On February 8, 2023, the SEC declared effective NioCorp Registration Statement, filed with the SEC in connection with the proposed NioCorp Business Combination, which includes a proxy statement with respect to our special meeting of stockholders (the “Special Meeting”) to approve the proposed Transaction, among other matters, that constitutes a prospectus of NioCorp with respect to the securities to be issued in the proposed Transaction. On February 8, 2023, we filed our definitive proxy statement on Schedule 14A with the SEC, as supplemented, which was mailed on or about February 10, 2023 to our stockholders as of January 24, 2023, the record date for the Special Meeting. The Special Meeting has been scheduled for March 15, 2023.

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

Business Strategy

Our strategy is to identify a target that can benefit by becoming a publicly-listed company, with improved access to capital, and that we believe can be positively impacted by our management team. Before entering into the NioCorp Business Combination, we sought a target that we believe can grow revenue and earnings materially. This may include a target that can benefit from capital injection to: (i) increase spending on capital or other projects that are expected to generate favorable returns, and which can accelerate revenue and earnings growth; (ii) invest in technology; or (iii) fundamentally restructure its business operations.

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

To execute our business strategy, we have:

●	Utilized our management team’s extensive network of company owners, management teams, financial intermediaries and others to identify appropriate candidates for a possible business combination, including the NioCorp Business Combination;

●	Conducted rigorous research and analysis of various industries and companies to identify promising potential targets, including NioCorp;

●	Conducted a thorough due diligence review of one or more targets, including an analysis of overall industry and competitive conditions and of company-specific information;

●	Arranged appropriate financing in connection with the business combination to provide the target company with adequate capital to execute its business plan;

We intend to:

●	Complete a business combination at an attractive price relative to our view of intrinsic value and future potential;

●	Implement an operational and financial business plan that we believe will accelerate growth and provide the company with financial and operational flexibility; and

●	Seek further strategic acquisitions, divestitures or other transactions that we believe will further enhance stockholder value.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are consistent with our acquisition philosophy and our management’s experience, and that we believe are important in evaluating prospective target businesses. We have used these criteria and guidelines to evaluate acquisition opportunities, including the NioCorp Business Combination.

We sought to acquire a company with some or all of the following characteristics:

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

Access to Investment Opportunities

Our management team has extensive, long-term relationships with owners (both private equity fund managers and otherwise), management teams, lenders, industry experts, consultants, professionals and financial intermediaries. This network has provided our management team with deal flow over many years, and we believe these relationships will provide us with access to attractive acquisition opportunities. We also rely on our management team’s reputation and history of identifying and securing acquisition opportunities, including those that have potential to improve by changing their business models or adopting new technologies.

Our Acquisition, Investment and Post-Closing Process

In evaluating a prospective target business, we have conducted thorough due diligence reviews that encompass, among other things, an analysis of overall industry and competitive conditions; meetings with incumbent management and employees; interaction with third parties who are industry experts; document reviews; inspection of facilities; and a review of available financial, operational, legal and other information. We have utilized our expertise analyzing target companies, including NioCorp, and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

As part of our due diligence investigation, we have evaluated the suitability of the targets, including NioCorp, to become a U.S. public company. This includes an analysis of:

●	the target’s financial prospects, including prospects for growth and variability of financial results;

●	relevant revenue recognition and other accounting issues;

●	actual and contingent liabilities;

●	reliance upon key suppliers, customers and employees;

●	experienced management teams;

●	regulatory issues; and

●	other factors that may impact the target business once it is part of a public company.

We believe that it is important for any acquisition to achieve early success as a first step toward achieving longer-term objectives. Consistent with our view on developing a 100 Day Plan, we are working with the target’s management team and outside advisors to identify key near-term objectives for NioCorp, and have communicated, and will continue to communicate to them the importance of near-term execution. We believe this serves as the beginning of a strategic plan whose objective will be to increase stockholder value and includes objectives relating to the following:

●	Determining the key drivers that will allow the company to increase stockholder value, and the factors that will make the company more valuable in the future;

●	Developing key performance indicators, since we believe that “You can’t manage what you can’t measure”;

●	Developing capital raising strategies to allow the further development of NioCorp’s business;

●	Developing a human resource strategy by optimizing the existing workforce, developing concrete plans to retain key talent and recruiting new talent and creating a compensation plan that aligns interests among investors, management and employees; and

●	Developing an investor relations strategy by creating processes and disciplines around stockholder communication and relations with the analyst community

Members of our management team and board of directors will continue to work closely with management of the target company to implement strategies that we believe will build stockholder value.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, advisors or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, advisors or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. In connection with the NioCorp Business Combination, we have obtained a fairness opinion from Scalar, LLC, which stated that, as of the date of such opinion, and based upon and subject to the assumptions, limitations and qualifications stated in such opinion, the consideration to be received by the holders of our public shares is fair to such stockholders from a financial point of view.

Members of our management team and our advisors may directly or indirectly own our founder shares, common stock and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

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

Financial Position

With funds available as of February 23, 2023 for a business combination in the amount of $303,162,732 before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses

Target business candidates, including NioCorp, are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses were brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings in the past. These sources also introduced us to target businesses in which they thought we may be interested on an unsolicited basis, since many of these sources may have read our filings with the SEC and knew what types of businesses we were targeting before the NioCorp Business Combination. Our officers and directors, as well as our sponsor and their affiliates, also brought to our attention target business candidates that they became aware of through their business contacts as a result of formal or informal inquiries or discussions they had, as well as attending trade shows or conventions. In addition, we received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. As a result of the NioCorp Business Combination, we do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis. We have agreed to pay an affiliate of our sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination.

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

Potential target companies with whom we may engage in discussions may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors including blank check companies with which our executive officers or board of directors were affiliated. We may pursue transactions with such potential targets (i) if such other blank check companies are no longer pursuing transactions with such potential targets, (ii) if we become aware that such potential targets are interested in a potential initial business combination with us and (iii) if we believe such transactions would be attractive to our stockholders.

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

In evaluating a prospective business target, we have conducted thorough due diligence reviews, encompassing, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that were made available to us.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we focused on search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we have closely scrutinized the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, including the NioCorp Business Combination, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 11,250,001, or 37.5%, of our 30,000,000 public shares to be voted in favor of an initial business combination (assuming all outstanding shares are voted; or 1,875,001, or 6.25%, assuming only the minimum number of shares representing a quorum are voted and assuming our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. In the event that our anchor investors who purchased $18 million of units in our initial public offering vote their public shares in favor of our initial business combination, we will only require the affirmative vote of 9,450,001 or 31.5% of our public shares to approve our initial business combination. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination (assuming all outstanding shares are voted; or 75,001, or 0.25%, assuming only the minimum number of shares representing a quorum are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

If the NioCorp Business Combination is not completed by March 22, 2023, we plan to extend the period of time to complete the NioCorp Business Combination, subject to the stockholder approval. On February 9, 2023, we filed with the SEC a definitive proxy statement providing notice of a special meeting of stockholders (the “Extension Meeting”) to consider proposals to (i) amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Extension”) from March 22, 2023 to June 22, 2023 and (ii) adjourn the Extension Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extension Meeting, there were not sufficient votes to approve one or more proposals presented to stockholders for vote at the Extension Meeting. The Extension Meeting is scheduled to be held on March 20, 2023 via a live webcast. Only holders of record of our common stock at the close of business on January 24, 2023 are entitled to receive the notice of the Extension Meeting and to vote at the meeting and any adjournments or postponements thereof.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of our initial public offering (or March 22, 2023), to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period or by such later date as may be approved by our stockholders, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of February 23, 2023, we have access to up to $31,323 from the proceeds of our working capital loans (“Working Capital Loans”) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 22, 2023, or such later date as may be approved by our stockholders, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 22, 2023, or such later date as may be approved by our stockholders, it is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by March 22, 2023, or such later date as may be approved by our stockholders, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	as the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination; this could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least March 22, 2023, or such later date as may be approved by our stockholders by which a business combination must occur, our ability to complete an initial business combination may be adversely affected.

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●

if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination;

●	our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination;

●	if we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results; and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” given that the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. If the Company is unable to complete an initial business combination by March 22, 2023, or such later date as may be approved by our stockholders then the Company will cease all operations except for the purpose of liquidating.

●	our ability to consummate an initial business combination, including the NioCorp Business Combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement filed with the SEC on February 23, 2021, (ii) our annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 25, 2022, and (iii) our quarterly reports on Form 10-Q for the quarters ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 filed with the SEC on November 22, 2021, May 16, 2022, August 11, 2022 and November 9, 2022, respectively.

For risks relating to NioCorp and the NioCorp Business Combination, see the section titled “Risk Factors” contained in the NioCorp Registration Statement.

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

Item 3. Legal Proceedings.

The board has received a demand from a putative stockholder, dated November 21, 2022 (the “Demand”), alleging that the NioCorp Registration Statement is materially misleading and/or omits material information with respect to the Transactions. The Demand seeks the issuance of corrective disclosures in an amendment or supplement to the NioCorp Registration Statement.

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

On February 23, 2023, there was one holder of record of our units, one holder of record of shares of our Class A common stock, one holder of record of shares of our Class B common stock, and two holders of record of our warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) through December 31, 2022 were organizational activities, the initial public offering and identifying a target company for a business combination, including NioCorp. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses in connection with our search for targets for our initial business combination.

For the year ended December 31, 2022, we had a net loss of $7,878,010, which consists of operating costs of $7,356,748, loss on the change in fair value of warrant liabilities of $4,016,667 and a provision for income taxes of $827,236, offset by the interest earned on marketable securities held in the trust account of $4,322,641.

For the year ended December 31, 2021, we had net income of $10,096,611, which consists of a gain on the change in fair value of warrant liabilities of $12,076,667, a gain on the change in fair value of over-allotment option of $138,932, and interest earned on marketable securities held in the trust account of $16,667, offset by the operating costs of $1,391,322 and warrant transaction costs of $744,333.

The Transaction

On September 25, 2022, the Company, NioCorp and Merger Sub entered into the NioCorp Business Combination Agreement. As a result of the Transaction, we will become a subsidiary of NioCorp.

The terms of the NioCorp Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Transaction, as well as the terms of the Ancillary Agreements, are summarized in Note 6 to the accompanying financial statements and are incorporated herein.

Liquidity and Capital Resources

On March 22, 2021, we consummated the initial public offering of 30,000,000 units at $10.00 per unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 5,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the sponsor, generating gross proceeds of $8,500,000. We incurred transaction costs of $17,025,820, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees ($5,000,000 upon the consummation of the NioCorp Business Combination due to a fee reduction) and $525,820 of other offering costs.

For the year ended December 31, 2022, cash used in operating activities was $2,149,968. Net loss of $7,878,010 was affected by the change in fair value of warrant liabilities of $4,016,667 and interest earned on marketable securities held in the trust account of $4,322,641. Changes in operating assets and liabilities provided $6,034,016 of cash for operating activities.

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

As of December 31, 2022, we had marketable securities held in the trust account of $303,162,732 (including $3,162,732 of interest income) consisting of a money market fund invested in U.S. Treasury Bills. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $1,176,576 interest earned from the trust account to pay franchise and income taxes.

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

As of December 31, 2022, we had cash of $2,483. We intend to use the funds held outside the trust account primarily to pay the operating costs incurred in connection with the pending business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On November 14, 2022 and January 11, 2023, the Company issued two unsecured promissory notes in the principal amount of $250,000 and $235,000, respectively, to the sponsor for working capital purposes. The notes are non-interest bearing and payable on the earlier of: (i) March 22, 2023 or, if the Company has extended, in accordance with its organizational documents, the deadline by which it must complete its initial business combination, then such date, as extended by which the Company must complete the business combination, or (ii) the date on which the Company consummates the business combination. As of December 31, 2022 and 2021, $250,000 and $0 of Working Capital Loans were outstanding, respectively. As of February 23, 2023, the outstanding capital loans were $485,000.

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

Liquidity and Going Concern

We will need to raise additional capital through loans or additional investments from the sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that our financial statements included in this Report are issued.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 22, 2023, to consummate a business combination, including the Transaction. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that our insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023. We intend to continue to complete a business combination, including the Transaction before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Report.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have entered into an advisory agreement with BTIG, pursuant to which we will pay BTIG a total of $2,000,000 for advisory services relating to our search for and consummation of an initial Business Combination. On September 14, 2022, we entered a fee reduction agreement with BTIG pursuant to which BTIG agreed to forfeit its right to receive $1,047,618 of the advisory fee contingent upon the Closing. Upon the Closing the remainder of the advisory fee will become payable in $382,382 in cash and $570,000 in NioCorp Common Shares. If a Business Combination is not consummated, BTIG will not be entitled to the advisory fee.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach. The fair value of the public warrants was estimated using the close price of the public warrants as of December 31, 2022 and 2021.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Management does not believe that any other recently issued accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jay R. Bloom	67	Co-Chairman and Chief Executive Officer
Dean C. Kehler	66	Co-Chairman and Chief Executive Officer
Michael G. Maselli	63	President
Andrea J. Kellett	66	Chief Financial Officer
Arthur D. Baer	44	Vice President
Jordan S. Bloom	34	Vice President
Hillel Weinberger	69	Director
Marc Mazur	63	Director
James W. Harpel	85	Director

The experience of our directors and executive officers is as follows:

Jay R. Bloom, our Co-Chairman and Chief Executive Officer since inception, is a Managing Partner of Trimaran Fund Management, L.L.C., d/b/a Trimaran Capital Partners (“Trimaran”), which he co-founded in 1998, and serves as a Manager of Trimaran Fund II, an existing private equity fund. Trimaran and affiliated entities have managed private equity funds, collateralized loan obligations, and hedge funds (in the case of hedge funds, as sub-advisor). Prior to Trimaran, Mr. Bloom was a Managing Director and Vice Chairman of CIBC World Markets Corp. (“CIBC”), where he was responsible for CIBC’s United States and European Merchant Banking activities, which were conducted through the CIBC Funds. In addition, Mr. Bloom was responsible for overseeing CIBC’s United States and European Leveraged Finance businesses, which included financial sponsor coverage, acquisition finance, high yield origination, underwriting, sales and trading, private placements, and financial restructuring advisory services. Mr. Bloom was a co-founder of The Argosy Group, LP (“Argosy”), a boutique investment bank that engaged in leveraged finance activities and principal investing. Argosy was acquired by CIBC in 1995. Prior to Argosy, Mr. Bloom was a Managing Director of Drexel Burnham Lambert Inc., and before that, he was an investment banker at Lehman Brothers. Mr. Bloom also practiced law at Paul Weiss Rifkind Wharton & Garrison. Mr. Bloom has served on the boards of many private and public companies spanning various industries and most recently he served on the board of directors of Celularity, Inc. (biotechnology; Nasdaq: CELU) from July 2021 to June 1, 2022. He has also served on the Advisory Board of the Richman Center for Business, Law and Public Policy at Columbia University, as a member of the Cornell University Council and the Cornell University Undergraduate Business Program Advisory Council, and is an emeritus member of the Advisory Council of the Johnson Graduate School of Management at Cornell University. Mr. Bloom graduated summa cum laude from Cornell University with a B.S degree in Business Management, from the Johnson Graduate School with an M.B.A degree and from Columbia University School of Law with a J.D. degree, where he was a member of the Board of Editors of the Columbia Law Review. Mr. Bloom is well qualified to serve on our board of directors due to his extensive financial, investment, operation and private and public company experience.

Dean C. Kehler, our Co-Chairman and Chief Executive Officer since inception, is a Managing Partner of Trimaran, which he co-founded in 1998, and serves as a Manager of Trimaran Fund II. From August 2018 to July 2021, he served as Co-Chairman and Chief Executive Officer of GX Acquisition Corp., a special purpose acquisition company that merged with Celularity Inc. Prior to Trimaran, Mr. Kehler was a Managing Director and Vice Chairman of CIBC, where he was responsible for CIBC’s United States and European Merchant Banking activities, which were conducted through the CIBC Funds. In addition, Mr. Kehler was responsible for overseeing CIBC’s United States and European Leveraged Finance businesses, which included financial sponsor coverage, acquisition finance, high yield origination, underwriting, sales and trading, private placements, and financial restructuring advisory services. Mr. Kehler was a co-founder of Argosy. Prior to Argosy, Mr. Kehler was a Managing Director of Drexel Burnham Lambert Inc., and before that, he was an investment banker at Lehman Brothers. Mr. Kehler currently serves on the Boards of Directors of Celularity, Inc. (biotechnology; Nasdaq: CELU), El Pollo Loco Holdings, Inc. (restaurants; Nasdaq: LOCO) and Portman Ridge Finance Corporation (investment company; Nasdaq: PTMN). Mr. Kehler has also served on the boards of many private and public companies spanning various industries. Mr. Kehler previously served as a Director, Treasurer and Chair of the Finance Committee of CARE USA, one of the world’s largest private humanitarian organizations; and as Chair of the Board of Overseers of the University of Pennsylvania School of Nursing. Mr. Kehler graduated from the Wharton School of the University of Pennsylvania. Mr. Kehler is well qualified to serve on our board of directors due to his extensive financial, investment, operations and private and public company experience.

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

James W. Harpel, one of our directors since February 2021, is a Co-Founder and senior partner of Two Roads Development, a substantial real estate development company in Florida He is responsible for the general oversight of the firm and chairs the Investment Committee for the Company. He is also a non-active general partner and one of the founders of First Reserve Corporation since 1981, which manages a series of private equity funds in the energy, power, and related infrastructure businesses. From 2001 to 2017, he was also a General Partner of Palm Beach Capital, which invests in, and builds medium sized companies. Mr. Harpel is also an active entrepreneur and is involved in a series of ventures ranging from a revolutionary vaccine company to a fintech mortgage software company. He has also been involved over many years as a principal in a series of private equity deals ranging from leveraged buyouts to venture capital companies. Mr. Harpel attended Harvard College (1959) and graduated from Harvard Business School in 1960 with high distinction. Mr. Harpel served on the Board of the Kennedy School at Harvard for over 40 years and is currently a member of the Board of Directors at the Belfer Center at the Kennedy School. He also served on the Dana Farber Cancer Institute Board for several years. Mr. Harpel has an Endowed Chair at the Kennedy School. He is currently on the Executive Committee of the Kravis Center in West Palm Beach and is also a member of the Council on Foreign Relations. In addition, Mr. Harpel is a recipient of the 2019 Ellis Island Medal of Honor. He is well qualified to serve on our Board due to his broad experience investing in publicly-held and private companies.

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

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Hillel Weinberger, will expire at the annual meeting of the stockholders to be held in 2025 or until his successor is appointed and qualified. The term of office of the second class of directors, consisting of Marc Mazur and James W. Harpel will expire at the annual meeting of stockholders to be held in 2023. The term of office of the third class of directors, consisting of Jay R. Bloom and Dean C. Kehler will expire at the annual meeting of stockholders to be held in 2024.

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

Audit Committee

We have established an audit committee of the board of directors. Hillel Weinberger, Marc Mazur, and James Harpel serve as members of our audit committee, and Mr. Mazur chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Weinberger, Mr. Mazur, and Mr. Harpel meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of the board of directors. Hillel Weinberger and James Harpel serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Weinberger and Mr. Harpel are independent and Mr. Weinberger chairs the compensation committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on the date of the Registration Statement, we have agreed to pay an affiliate of our sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, has been or will be paid by us to our sponsor, officers, directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 23, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 37,500,000 shares of our common stock, consisting of (i) 30,000,000 shares of our Class A common stock and (ii) 7,500,000 shares of our Class B common stock, issued and outstanding as of February 23, 2023. On all matters to be voted upon, except as required by law, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like).

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
GX Sponsor II LLC(3)	—	—	7,500,000	100.0%	20.0%
Jay R. Bloom(3)	—	—	7,500,000	100.0%	20.0%
Dean C. Kehler(3)	—	—	7,500,000	100.0%	20.0%
Michael G. Maselli(4)	—	—	—	—	—
Andrea J. Kellett(4)	—	—	—	—	—
Hillel Weinberger(4)	—	—	—	—	—
Marc Mazur(4)	—	—	—	—	—
James W. Harpel(4)	—	—	—	—	—
Arthur D. Baer(4)	—	—	—	—	—
Jordan S. Bloom(4)	—	—	—	—	—
All executive officers and directors as a group (9 individuals)	—	—	7,500,000	100.0%	20.0%
Greater than 5% Beneficial Owners
Linden Advisors LP(5)	1,500,000	5.0%	—	—	4.0%
Magnetar Financial LLC(6)	1,735,774	5.9%	—	—	4.7%
Fir Tree Capital Management LP(7)	1,500,000	5.0%	—	—	4.0%
Group consisting of Atalaya Special Purpose Investment Fund II LP, et. al.(8).	1,800,000	6.0%	—	—	4.8%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o GX Acquisition Corp. II, 1325 Avenue of the Americas, 28th Floor, New York, NY 10019.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock on a one-for-one basis at the time of our initial business combination, subject to adjustment.

(3)	Our sponsor is the record holder of such shares. Cooper Road, LLC, an entity controlled by Jay R. Bloom, and Dean C. Kehler, our co-Chairmen and Chief Executive Officers, are the managing members of our sponsor, and as such Messrs. Bloom and Kehler have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Each of these individuals hold an interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	According to a Schedule 13G/A filed with the SEC on February 2, 2022, respectively, the listed shares of Class A common stock are owned by Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”),and one or more separately managed accounts. Linden GP LLC, a Delaware limited liability company (“Linden GP”) is the general partner of Linden Capital, and Linden Advisors LP (“Linden Advisors”) is the investment manager of Linden Capital and trading advisor or investment advisor for the managed accounts. Mr. Siu Min Wong is the principal owner and controlling person of Linden Advisors and Linden GP. As of December 31, 2022, each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 1,500,000 shares. This amount consists of 1,408,717 shares held by Linden Capital and 91,283 shares held by separately managed accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Siu Min Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(6)	According to a Schedule 13G and Schedule 13G/A filed with the SEC on January 14, 2022 and January 27, 2023, respectively, the listed shares of Class A common stock are owned by Magnetar Financial LLC (“Magnetar Financial”) and one or more separately managed accounts (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP (“Magnetar Capital Partners”) serves as the sole member and parent holding company of Magnetar Financial. Supernova Management LLC (“Supernova Management”) is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Alec N. Litowitz. Effective October 24, 2022, Alec N. Litowitz was replaced by David J. Snyderman as Chief Executive Officer of Magnetar Financial and the manager of Supernova Management. Mr. Litowitz is no longer a beneficial owner of any of the shares of common stock held by the Magnetar Funds. The principal business address for of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and David J. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(7)	According to a Schedule 13G filed with the SEC on February 14, 2022, the listed shares of Class A common stock are owned by Fir Tree Capital Management LP, a Delaware limited partnership, located at 55 West 46th Street, 29th Floor New York, NY 10036, who has the sole voting and dispositive power over the shares so held.
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

Commencing on the date of the Registration Statement, we have agreed to pay an affiliate of our sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2022, the Company incurred $240,000 and paid $220,000 in fees for these services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s directors and officers may, but are not obligated to, provide Working Capital Loans to the Company. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. On November 14, 2022 and January 10, 2023, the Company issued two unsecured promissory notes in the principal amount of $250,000 and $235,000, respectively, to the sponsor for working capital purposes. The notes are non-interest bearing, not convertible and payable on the earlier of: (i) March 22, 2023 or, if the Company has extended, in accordance with its organizational documents, the deadline by which it must complete its initial business combination, then such date, as extended by which the Company must complete the business combination, or (ii) the date on which the Company consummates the business combination. As of December 31, 2022 and February 23, 2023, the outstanding Working Capital Loans were $250,000 and $485,000, respectively.

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

We have entered into indemnification agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter is available at our website (https://qx-acq.com/gx-ii/). We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors, or advisors, or our or their affiliates.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the interim financial information included in our Forms 10-Q for the respective periods and related services that are normally provided in connection with registration statements, including comfort letters and consents for the years ended December 31, 2022 and 2021 totaled $162,740 and $69,590, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has pre-approved and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

GX ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

GX Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GX Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant costs and needs to raise additional funds to meet its obligations and sustain its operations and the Company’s business plan is dependent on the completion of a business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

February 23, 2023

PCAOB ID Number 688

GX ACQUISITION CORP. II

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$2,483	$725,875
Prepaid expenses	107,904	525,369
Total Current Assets	110,387	1,251,244

Marketable securities held in Trust Account	303,162,732	300,016,667
TOTAL ASSETS	$303,273,119	$301,267,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,250,151	$644,836
Income taxes payable	11,236	—
Promissory note – related party	250,000	—
Total Current Liabilities	6,511,387	644,836

Warrant liabilities	12,376,667	8,360,000
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	29,388,054	19,504,836

Commitments and Contingencies

Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 30,000,000 subject to possible redemption at $10.10 per share and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	303,111,446	300,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption) at December 31, 2022 and 2021, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	750	750
Additional paid-in capital	—	—
Accumulated deficit	(29,227,131)	(18,237,675)
Total Stockholders’ Deficit	(29,226,381)	(18,236,925)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$303,273,119	$301,267,911

The accompanying notes are an integral part of the financial statements.

GX ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021

Operating costs	$7,356,748	$1,391,322
Loss from operations	(7,356,748)	(1,391,322)

Other income (expense):
Interest earned on marketable securities held in Trust Account	4,322,641	16,667
Change in fair value of warrant liabilities	(4,016,667)	12,076,667
Change in fair value of over-allotment option	—	138,932
Warrant transaction costs	—	(744,333)
Total other income, net	305,974	11,487,933

(Loss) Income before provision for income taxes	(7,050,774)	10,096,611
Provision for income taxes	(827,236)	—
Net (loss) income	$(7,878,010)	$10,096,611

Weighted average shares outstanding, Class A common stock	30,000,000	23,342,466
Basic and diluted net (loss) income per share, Class A common stock	$(0.21)	$0.33
Weighted average shares outstanding, Class B common stock	7,500,000	7,500,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.21)	$0.33

The accompanying notes are an integral part of the financial statements.

GX ACQUISITION CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,450)	$23,550

Remeasurement for Class A common stock subject to redemption	—	—	—	—	(987,583)	(28,332,836)	(29,320,419)

Excess cash received over the fair value of the Private Placement Warrants	—	—	—	—	963,333	—	963,333

Forfeiture of Founder Shares	—	—	(1,125,000)	(113)	113	—	—

Net income	—	—	—	—	—	10,096,611	10,096,611

Balance – December 31, 2021	—	$—	7,500,000	$750	$—	$(18,237,675)	$(18,236,925)

Remeasurement for Class A common stock subject to redemption	—	—	—	—	—	(3,111,446)	(3,111,446)

Net loss						(7,878,010)	(7,878,010)

Balance – December 31, 2022	—	$—	7,500,000	$750	$—	$(29,227,131)	$(29,226,381)

The accompanying notes are an integral part of the financial statements.

GX ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(7,878,010)	$10,096,611
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,322,641)	(16,667)
Change in fair value of warrant liabilities	4,016,667	(12,076,667)
Change in fair value of over-allotment option	—	(138,932)
Warrant transaction costs	—	744,333
Changes in operating assets and liabilities:
Prepaid expenses	417,465	(525,369)
Accounts payable and accrued expenses	5,605,315	643,926
Income taxes payable	11,236	—
Net cash used in operating activities	(2,149,968)	(1,272,765)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(300,000,000)
Cash withdrawn from Trust Account to pay franchise taxes and income taxes	1,176,576	—
Net cash provided by (used in) investing activities	1,176,576	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	294,000,000
Proceeds from sale of Private Placement Warrants	—	8,500,000
Proceeds from promissory note – related party	250,000	177,854
Repayment of promissory note – related party	—	(217,854)
Payment of offering costs	—	(465,820)
Net cash provided by financing activities	250,000	301,994,180

Net Change in Cash	(723,392)	721,415
Cash – Beginning	725,875	4,460
Cash – Ending	$2,483	$725,875

Non-cash investing and financing activities:
Remeasurement for Class A common stock subject to possible redemption amount	$3,111,446	$29,320,419
Deferred underwriting fee payable	$—	$10,500,000
Forfeiture of founder shares	$—	$(113)

Supplemental information
Income taxes paid	$816,050	$—

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, including NioCorp. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, including the NioCorp Business Combination, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), the NioCorp businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $2,483 of cash in its operating bank accounts and working capital deficit of $6,349,764, which excludes $3,162,732 of income earned on the Trust Account, which may be used to pay franchise and income taxes payable. The deficit was primarily due to legal accruals of approximately $6.1 million which are to be paid upon the consummation of the Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. On November 14, 2022 and January 11, 2023, the Company issued two unsecured promissory notes in the principal amount of $250,000 and $235,000, respectively, to the sponsor for working capital purposes. The notes are non-interest bearing and payable on the earlier of: (i) March 22, 2023 or, if the Company has extended, in accordance with its organizational documents, the deadline by which it must complete its initial business combination, then such date, as extended by which the Company must complete the business combination, or (ii) the date on which the Company consummates the business combination. As of December 31, 2022 and February 23, 2023, the outstanding working capital loans were $250,000 and $485,000, respectively.

Notwithstanding the foregoing, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 22, 2023, to consummate a Business Combination, including the Transaction. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension of the period of time the Company has to complete a Business Combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the insufficient capital and mandatory liquidation, should a Business Combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023. The Company intends to continue to complete a Business Combination, including the Transaction, before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Report.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2022, the Company has withdrawn $1,176,576 of interest income from the Trust Account to pay certain tax obligations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to public warrants	(12,900,000)
Class A common stock issuance costs	(16,420,419)
Plus:
Remeasurement of carrying value to redemption value	29,320,419
Class A common stock subject to possible redemption at December 31, 2021	300,000,000
Plus:
Remeasurement of carrying value to redemption value	3,111,446
Class A common stock subject to possible redemption at December 31, 2022	$303,111,446

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 11.73% and 0.00% for the year ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and 2021, due to changes in fair value in warrant liabilities and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per common share as the redemption value approximates fair value.

The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 15,666,667 shares of Class A common stock in the calculation of diluted (loss) income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$(6,302,408)	$(1,575,602)	$7,641,406	$2,455,205
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	23,342,466	7,500,000
Basic and diluted net (loss) income per common share	$(0.21)	$(0.21)	$0.33	$0.33

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company, however no significant impact on the financial statements is anticipated.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 9).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($8,500,000 in the aggregate). The fair value of the warrants as of the Initial Public Offering was $1.33. The excess cash received over the fair value of the Private Placement Warrants was $963,333 and is reflected in additional paid-in capital on the statements of changes in stockholders’ deficit for the year ended December 31, 2022. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company agreed, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $240,000 in fees for these services, of which $20,000 is included in accrued expenses of the Company’s accompanying balance sheet. For the year ended December 31, 2021, the Company incurred and paid $200,000 in fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required in the form of Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On November 14, 2022 and January 11, 2023, the Company issued two unsecured promissory notes in the principal amount of $250,000 and $235,000, respectively, to the sponsor for working capital purposes. The notes were non-interest bearing and payable on the earlier of: (i) March 22, 2023 or, if the Company has extended, in accordance with its organizational documents, the deadline by which it must complete its Business Combination, then such date, as extended by which the Company must complete the Business Combination, or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2022 and 2021, there was $250,000 and $0 of Working Capital Loans outstanding, respectively. As of February 23, 2023, there was $485,000 of Working Capital Loans outstanding.

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

NioCorp Business Combination Agreement

On September 25, 2022, the Company, NioCorp and Merger Sub entered into the NioCorp Business Combination Agreement. As a result of the Transaction, the Company will become a subsidiary of NioCorp.

The terms of the NioCorp Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Transaction, are summarized below.

Structure

Pursuant to the NioCorp Business Combination Agreement, among other transactions, the following transactions will occur: (i) Merger Sub will merge with and into the Company with the Company surviving the merger (the “First Merger”); (ii) all public shares in the Company that are held by stockholders who have not elected to exercise their redemption rights in connection with the Transaction (the “Non-Redeeming Public Stockholders”) shall be converted into shares of Class A common stock in the Company (such shares, the “First Merger Class A Shares”), as the surviving company in the First Merger; (iii) NioCorp will purchase all First Merger Class A Shares in exchange for common shares, no par value, of NioCorp (“NioCorp Common Shares”) (the “Exchange”); (iv) NioCorp will assume the Company’s warrant agreement (the “Warrant Agreement”) and each Company warrant that was issued and outstanding immediately prior to the effective time of the Exchange will be converted into a warrant to acquire NioCorp Common Shares (a “NioCorp Assumed Warrant”); (v) all of the First Merger Class A Shares will be contributed by NioCorp to 0896800 B.C. Ltd., a company organized under the laws of the Province of British Columbia and a direct, wholly owned subsidiary of NioCorp (“Intermediate Holdco”), in exchange for additional shares of Intermediate Holdco, resulting in the Company becoming a direct subsidiary of Intermediate Holdco; (vi) Elk Creek Resources Corporation, a Nebraska corporation and a direct, wholly owned subsidiary of Intermediate Holdco (“ECRC”), will merge with and into the Company with the Company surviving the merger as a direct subsidiary of Intermediate Holdco (the “Second Merger”); and (vii) following the effective time of the Second Merger, each of NioCorp and the Company, as the surviving company of the Second Merger, will effectuate a reverse stock split with the ratio to be mutually agreed by the parties.

Upon the full execution of the NioCorp Business Combination Agreement, the Company shall immediately case any discussions or negotiations, and is not permitted to search for, or negotiate or contract with, any other companies related to a business combination other than NioCorp,

Consideration

Pursuant to the NioCorp Business Combination Agreement, upon consummation of the First Merger, each public share that is held by a Non-Redeeming Public Stockholder shall be converted into one First Merger Class A Share. In connection with the Exchange, NioCorp will exercise its unilateral option to purchase each First Merger Class A Share in exchange for 11.1829212 NioCorp Common Shares. As a result, each Non-Redeeming Public Stockholder will ultimately be issued NioCorp Common Shares. Upon consummation of the Second Merger, each of the First Merger Class A Shares will be converted into 11.1829212 shares of Class A common stock of the Company (each, a “Second Merger Class A Share”), as the surviving company in the Second Merger.

Pursuant to the NioCorp Business Combination Agreement, upon consummation of the First Merger, each founder share in the Company (other than certain shares that may be forfeited in accordance with the support agreement entered into by and among the Company, NioCorp, the Sponsor, and the directors and officers of the Company on September 25, 2022, concurrently with the execution of the NioCorp Business Combination Agreement) will be converted into one share of Class B common stock in the Company (such shares, the “First Merger Class B Shares”), as the surviving company in the First Merger. Upon consummation of the Second Merger, each of the First Merger Class B Shares will be converted into 11.1829212 shares of Class B common stock of the Company (each, a “Second Merger Class B Share”), as the surviving company in the Second Merger. Each Second Merger Class B Share will be exchangeable into NioCorp Common Shares on a one-for-one basis, subject to certain equitable adjustments, in accordance with the terms of the Exchange Agreement (further described below).

Pursuant to the NioCorp Business Combination Agreement, in connection with the First Merger and the assumption by NioCorp of the Warrant Agreement, each Company warrant that is issued and outstanding immediately prior to the effective time of the Exchange will be converted into one NioCorp Assumed Warrant pursuant to the Warrant Agreement. Each NioCorp Assumed Warrant will be exercisable solely for NioCorp Common Shares, and the number of NioCorp Common Shares subject to each NioCorp Assumed Warrant will be equal to the number of shares of the Company common stock subject to the applicable Company warrant multiplied by 11.1829212, with the applicable exercise price adjusted accordingly.

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

Closing

The Closing will be no later than the second business day following the satisfaction or waiver of all of the closing conditions in the NioCorp Business Combination Agreement (the “Closing Date”). It is expected that the Closing will occur in the first quarter of 2023.

Termination and Termination Fees

The NioCorp Business Combination Agreement may be terminated by the Company or NioCorp under certain circumstances. Upon termination, in specified circumstances, NioCorp must pay the Company a termination fee of $15,000,000 (the “Base Termination Fee”). Such specified circumstances include, among others, termination of the Business Combination Agreement by NioCorp in order to enter into an agreement providing for a superior proposal, termination by the Company for a change of recommendation of the NioCorp Board, or a material breach of certain of NioCorp’s covenants relating to soliciting acquisition proposals.

In addition, the NioCorp Business Combination Agreement provides that, upon termination of the NioCorp Business Combination Agreement in specified circumstances, NioCorp is required to pay a termination fee in the amount of $25,000,000 (the “Intentional Breach Termination Fee”). Such specified circumstances include, among others, termination by the Company as a result of a willful and material breach by NioCorp such that certain conditions to Closing would not be satisfied at Closing (subject to a cure period), or as a result of NioCorp’s failure to consummate the closing of the Transaction within five business days after all the conditions to Closing have been satisfied and the Company has irrevocably confirmed in writing that it is prepared to consummate the Closing.

The NioCorp Business Combination Agreement further provides that, upon a termination of the Business Combination Agreement whereupon the Company will be entitled to the Base Termination Fee or the Intentional Breach Termination Fee, NioCorp is also required to pay an amount equal to the sum of all documented and reasonable out-of-pocket expenses paid or payable by the Company and the Sponsor in connection with the Business Combination Agreement and the Transaction, not to exceed $5,000,000.

Pursuant to the NioCorp Business Combination Agreement, in no event will the Company be entitled to both the Base Termination Fee and the Intentional Breach Termination Fee.

Closing Conditions

The consummation of the Transaction is subject to the satisfaction or waiver of certain customary closing conditions contained in the NioCorp Business Combination Agreement, including, among other things, (i) obtaining required approvals of the Transaction and related matters by the respective stockholders of the Company and NioCorp, (ii) the effectiveness of the registration statement of NioCorp on Form S-4 registering the issuance of certain NioCorp securities in connection with the Transaction, (iii) receipt of approval for listing the NioCorp Common Shares to be issued in connection with the Transaction on Nasdaq, subject to notice of issuance, (iv) receipt of approval for listing the NioCorp Assumed Warrants to be issued in connection with the Transaction on Nasdaq, subject to notice of issuance, (v) receipt of approval from the TSX with respect to the issuance and listing of the NioCorp Common Shares issuable in connection with the Transaction, (vi) that NioCorp and its subsidiaries (including the Company, as the surviving company of the Second Merger) will have at least $5,000,001 of net tangible assets upon the consummation of the Transaction and after payment of underwriters’ fees or commissions, (vii) that, at Closing, NioCorp and its subsidiaries (including the Company, as the surviving company of the Second Merger) will have received cash in an amount equal to or greater than $15,000,000, in connection with the Transaction, subject to certain adjustments and (viii) the absence of any injunctions enjoining or prohibiting the consummation of the NioCorp Business Combination Agreement.

Registration Rights Agreement and Lock-Up

Pursuant to the NioCorp Business Combination Agreement, in connection with the Closing, the Company, the Sponsor, in its capacity as a stockholder of the Company, the directors and officers of the Company (the “GXII Holders”), the directors and officers of NioCorp (the “NioCorp Holders” and, together with the Sponsor and the GXII Holders, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, NioCorp will be obligated to file a shelf registration statement to register the resale of certain securities of NioCorp held by the Holders after the Closing. The Registration Rights Agreement will also provide the Holders with certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

Exchange Agreement

Pursuant to the NioCorp Business Combination Agreement, in connection with the Closing, the Company, the Sponsor and NioCorp will enter into an exchange agreement (the “Exchange Agreement”), pursuant to which, among other things, the Sponsor will be entitled to exchange any or all of its shares of Second Merger Class B Shares in the Company for NioCorp Common Shares on a one-for-one basis, subject to certain equitable adjustments, in accordance with the terms of the Exchange Agreement. Under certain circumstances, and subject to certain exceptions, NioCorp may instead settle all or a portion of any exchange pursuant to the terms of the Exchange Agreement in cash, in lieu of NioCorp Common Shares, based on a volume-weighted average price of NioCorp Common Shares.

GXII Support Agreement

On September 25, 2022, concurrently with the execution of the NioCorp Business Combination Agreement, the Company, NioCorp, the Sponsor, and the GXII Holders entered into a support agreement (the “GXII Support Agreement”), pursuant to which the Sponsor and the GXII Holders agreed, among other things, to vote in favor of (i) an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “GXII Charter”) to eliminate the automatic conversion of shares of Class B Common Stock of the Company, all of which are held by the Sponsor, into Class A common stock of the Company at the time of a Business Combination (as defined in the GXII Charter), (ii) the Transaction, and (iii) any other proposals that are necessary to effectuate the Transaction. With respect to certain Second Merger Class B Shares that are subject to an earnout period, the Sponsor and the GXII Holders also agreed not to transfer such shares until NioCorp Common Shares achieve a trading price exceeding certain dollar thresholds set forth in the GXII Support Agreement, subject to the terms and conditions contemplated by the GXII Support Agreement. Such shares will be forfeited if the NioCorp Common Shares do not achieve the specified trading prices prior to the tenth anniversary of the Closing Date.

NioCorp Support Agreement

On September 25, 2022, concurrently with the execution of the NioCorp Business Combination Agreement, the Company, NioCorp and the NioCorp Holders entered into a support agreement (the “NioCorp Support Agreement” and, collectively with the Registration Rights Agreement, the Exchange Agreement, and the GXII Support Agreement, the “Ancillary Agreements”), pursuant to which the NioCorp Holders agreed, among other things, to vote in favor of (i) the issuance of the NioCorp securities issuable in connection with the Transaction, (ii) an amendment to the articles of NioCorp, as amended effective January 27, 2015, to comply with applicable listing requirements of Nasdaq, and (iii) any other proposals that are necessary to effectuate the Transaction.

The NioCorp Business Combination Agreement and the Ancillary Agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022. The forgoing descriptions of each of the Business Combination Agreement and the Ancillary Agreements are qualified in their entirety by reference to the full text of such agreement filed as an exhibit to this Report.

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

Legal Proceedings

The board has received a demand from a putative stockholder, dated November 21, 2022 (the “Demand”), alleging that the NioCorp Registration Statement is materially misleading and/or omits material information with respect to the Transactions. The Demand seeks the issuance of corrective disclosures in an amendment or supplement to the NioCorp Registration Statement.

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.0001 par value. At December 31, 2022 and 2021, there were 30,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, $0.0001 par value. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock, $0.0001 par value. At December 31, 2022 and 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. In May 2021, 1,125,000 shares were forfeited as a result of the expiration of the underwriter’s over-allotment option.

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

The Private Placement Warrants are identical to the public warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. As of December 31, 2022 and 2021, there were 10,000,000 public warrants and 5,666,667 Private Placement Warrants outstanding.

NOTE 10. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022 and 2021.

The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$38,508
Startup/Organization expenses	1,750,976	250,170
Total deferred tax assets	1,750,976	288,678
Valuation allowance	(1,750,976)	(288,678)
Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021
Federal
Current	$827,236	$—
Deferred	(1,462,298)	(288,678)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	1,462,298	288,678

Income tax provision	$827,236	$—

As of December 31, 2022 and 2021, the Company had $0 and $183,373, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $1,462,298 and $288,678, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2022 and 2021 is as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrant liabilities	(11.96)%	(25.12)%
Change in fair value of over-allotment option	0.00%	(0.29%
Warrant transaction costs	0.00%	1.55%
Valuation allowance	(20.77)%	2.86%
Income tax provision	11.73%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$303,162,732	$300,016,667

Liabilities:
Warrant Liability – public warrants	1	7,900,000	5,300,000
Warrant Liability – Private Placement Warrants	3	4,476,667	3,060,000

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2022 and 2021:

Input	December 31, 2022	December 31, 2021
Risk-free interest rate	4.03%	1.33%
Trading days per year	250	250
Term (in years)	5.0	5.0
Expected volatility	0.0%	8.0%
Exercise price	$11.50	$11.50
Stock Price	$10.01	$9.69

The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2022:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial fair value as of March 22, 2021	7,536,667	12,900,000	20,436,667
Change in valuation inputs or other assumptions	(4,476,667)	(3,700,000)	(8,176,667)
Transfer to Level 1	—	(9,200,000)	(9,200,000)
Fair value as of December 31, 2021	3,060,000	—	3,060,000
Change in valuation inputs or other assumptions	1,416,667	—	1,416,667
Fair value as of December 31, 2022	$4,476,667	$—	$4,476,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the public warrants that transferred from a Level 3 measurement to a Level 1 fair value measurement during the years ended December 31, 2022 and 2021 was $0 and $9,200,000, respectively. There were no other transfers to/from Levels 1, 2, and 3 during the years ended December 31, 2022 and 2021.

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

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Working Capital Loan

On January 11, 2023, the Company issued an unsecured promissory note in the principal amount of $235,000 to the sponsor for working capital purpose. This note is non-interest bearing and payable on the earlier of: (i) March 22, 2023 or, if the Company has extended, in accordance with its organizational documents, the deadline by which it must complete its initial business combination, then such date, as extended by which the Company must complete the business combination, or (ii) the date on which the Company consummates the business combination. The principal balance may be prepaid at any time.

Extension Proxy Statement

On February 9, 2023, the Company filed with the SEC a definitive proxy statement providing notice of an Extension Meeting to consider proposals to (i) amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination from March 22, 2023 to June 22, 2023 and (ii) adjourn the Extension Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extension Meeting, there were not sufficient votes to approve one or more proposals presented to stockholders for vote at the Extension Meeting. The Extension Meeting is scheduled to be held on March 20, 2023 via a live webcast. Only holders of record of our common stock at the close of business on January 24, 2023 are entitled to receive the notice of the Extension Meeting and to vote at the meeting and any adjournments or postponements thereof.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 17, 2021, by and among the Registrant and Cantor Fitzgerald & Co., as representative of the several underwriters (3)
2.1	Business Combination Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd. and Big Red Merger Sub Ltd (4)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	By Laws (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated March 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (3)
4.5	Description of Registered Securities (7)
10.1	Letter Agreement, dated March 17, 2021, by and among the Registrant, its officers, its directors and GX Sponsor II, LLC (3)
10.2	Promissory Note, dated September 24, 2020, issued to GX Sponsor II, LLC (1)
10.3	Investment Management Trust Agreement, dated March 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (3)
10.4	Registration Rights Agreement, dated March 17, 2021, by and among the Company and GX Sponsor II, LLC (2)
10.5	Private Placement Warrants Purchase Agreement, dated March 17, 2021, by and between the Company and GX Sponsor II, LLC (3)
10.6	Form of Indemnity Agreement (2)
10.7	Administrative Support Agreement, dated March 17, 2021, by and between the Company and GX Sponsor II, LLC (3)
10.8	Advisory Agreement by and between the Registrant and BTIG LLC (2)
10.9	Securities Subscription Agreement, dated September 24, 2020, between the Registrant and GX Sponsor II LLC (1)
10.10	GXII Support Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., GX Sponsor II LLC, in its capacity as a shareholder of GX Acquisition Corp. II, and certain other shareholders of GX Acquisition Corp. II (4)
10.11	NioCorp Support Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd. and certain shareholders of NioCorp Developments Ltd. (4)
10.12	Promissory Note, dated November 14, 2022, issued by GX Acquisition Corp. II to GX Sponsor II LLC. (5)
10.13	Promissory Note, dated January 10, 2023, issued by GX Acquisition Corp. II to GX Sponsor II LLC. (6)
14	Code of Ethics (2)
23.1	Consent of Marcum LLP*
31.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.3	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.3	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data file (Embedded as Inline XBRL document and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, filed with the SEC on February 23, 2021.

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed with the SEC on March 3, 2021.

(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 22, 2021.

(4)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2022.

(5)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on November 23, 2022.

(6)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2023.

(7)	Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2023	GX ACQUISITION CORP. II

	By:	/s/ Jay R. Bloom
	Name:	Jay R. Bloom
	Title:	Co-Chief Executive Officer

By:	/s/ Dean C. Kehler
Name:	Dean C. Kehler
Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jay R. Bloom	Co-Chairman and Chief Executive Officer	February 23, 2023
Jay R. Bloom	(Principal Executive Officer)

/s/ Dean C. Kehler	Co-Chairman and Chief Executive Officer	February 23, 2023
Dean C. Kehler	(Principal Executive Officer)

/s/ Andrea J. Kellett	Chief Financial Officer	February 23, 2023
Andrea J. Kellett	(Principal Financial and Accounting Officer)

/s/ Hillel Weinberger	Director	February 23, 2023
Hillel Weinberger

/s/ Marc Mazur	Director	February 23, 2023
Marc Mazur

/s/ James W. Harpel	Director	February 23, 2023
James W. Harpel